Form 10-Q
PAINEWEBBER PREFERRED YIELD FUND 2 LP
filed 1996-05-20
CIK 880297

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)

/X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1996
                              ------------------------------------------

                                       OR

/ /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              ------------------  ---------------------------
Commission file number       0-22300
                      -------------------------------------------------------

                        PW Preferred Yield Fund II, L.P.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                        84-1180783
        ----------------------                             ------------------
        (State of organization)                             (I.R.S. Employer
                                                           Identification No.)

     98 North Washington Street
        Boston, Massachusetts                                     02114
        ---------------------                                     -----
        (Address of principal                                   (Zip Code)
         executive offices)

        Registrant's telephone number, including area code (617)854-5800

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X  No   .
                                       ---   ---

                        PW Preferred Yield Fund II, L.P.
                      Quarterly Report on Form 10-Q for the
                          Quarter Ended March 31, 1996

                                Table of Contents

                                                                                                   Page
                                                                                                   ----
  Part I.         FINANCIAL INFORMATION

                  Item 1.    Financial Statements                                                    2

                             Balance Sheets - March 31, 1996 and
                             December 31, 1995 (unaudited)                                           2

                             Statements of Income for the three months
                             ended March 31, 1996 and 1995 (unaudited)                               3

                             Statements of Partners' Equity for the
                             three months ended March 31, 1996
                             and 1995 (unaudited)                                                    4

                             Statements of Cash Flows for the three
                             months ended March 31, 1996 and
                             1995 (unaudited)                                                        5

                             Notes to Financial Statements (unaudited)                               6

                  Item 2.    Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                          10


  Part II.        OTHER INFORMATION

                  Item 1.    Legal Proceedings                                                      14

                  Item 6.    Exhibits and Reports on Form 8-K                                       15

                          Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                        PW PREFERRED YIELD FUND II, L.P.

             BALANCE SHEETS -- MARCH 31, 1996 AND DECEMBER 31, 1995
                                   (unaudited)

                                                               1996            1995
                                                               ----            ----
                                     ASSETS
     Cash and cash equivalents                             $ 2,124,998      $ 1,141,970
     Rent and other receivables, net                           776,159          678,135
     Equipment on operating leases, net of
       accumulated depreciation of $17,397,885
       and $15,875,879, respectively and an allowance       17,655,638       19,229,813
       of equipment impairment of $568,737 at
       March 31, 1996 and December 31, 1995
     Other assets, net                                          14,883           17,233
                                                           -----------      -----------
         Total Assets                                      $20,571,678      $21,067,151
                                                           ===========      ===========

                        LIABILITIES AND PARTNERS' EQUITY

    LIABILITIES:

       Accounts payable and accrued liabilities            $    73,058      $    84,590
       Payable to affiliates (Note 2)                          368,907          308,658
       Deferred rental income                                  103,476          133,476
       Distributions payable to partners                       327,768          319,084
                                                           -----------      -----------
         Total Liabilities                                     873,209          845,808
                                                           ===========      -----------

       COMMITMENTS AND CONTINGENCIES (NOTE 3)

     PARTNERS' EQUITY:

       General Partners                                        566,535          530,336
       Limited Partners:
         Class A (54,027  Units
           outstanding)                                     16,864,170       17,381,975
         Class B                                             2,267,764        2,309,032
                                                           -----------      -----------
           Total Partners' Equity                           19,698,469       20,221,343
                                                           -----------      -----------
             Total Liabilities and Partners' Equity        $20,571,678      $21,067,151
                                                           ===========      ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                              STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (unaudited)

                                                           1996             1995
                                                        -----------       ----------
  REVENUE:
     Rentals from operating leases                      $ 1,998,370       $2,123,990
     Interest                                                19,266           16,060
     (Loss)gain on disposition of equipment, net             (1,746)           4,896
                                                        -----------       ----------
                                                          2,015,890        2,144,946
                                                        -----------       ----------

  EXPENSES:
     Depreciation and amortization                        1,559,179        1,640,854
     Management fees and disposition fees (Note 2)           83,800           99,036
     General and administrative (Note 2)                     27,359           33,020
                                                        -----------       ----------
                                                          1,670,338        1,772,910
                                                        -----------       ----------

  NET INCOME                                            $   345,552       $  372,036
                                                        ===========       ==========

  NET INCOME ALLOCATED:
     To the General Partners                            $    79,620       $  152,122
     To the Class A Limited Partners                        225,066          182,170
     To the Class B Limited Partner                          40,866           37,744
                                                        -----------       ----------
                                                        $   345,552       $  372,036
                                                        ===========       ==========

  NET INCOME PER WEIGHTED AVERAGE
     NUMBER OF UNITS OF CLASS A LIMITED
     PARTNER INTEREST OUTSTANDING                       $      4.17       $     3.37
                                                        ===========       ==========

  WEIGHTED AVERAGE NUMBER OF
     UNITS OF CLASS A LIMITED PARTNER
     INTEREST OUTSTANDING                                    54,027           54,027
                                                        ===========       ==========


                  The accompanying notes are an integral part
                         of these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (unaudited)

                                                               Class A            Class B
                                              General          Limited            Limited
                                              Partners         Partners           Partner             Total
                                             ---------       ------------       -----------       ------------
  Balance, January 1, 1996                   $ 530,336       $ 17,381,975       $ 2,309,032       $ 20,221,343


     Net income                                 79,620            225,066            40,866            345,552

     Distributions declared to partners        (43,421)          (742,871)          (82,134)          (868,426)
                                             ---------       ------------       -----------       ------------

  Balance, March 31, 1996                    $ 566,535       $ 16,864,170       $ 2,267,764       $ 19,698,469
                                             =========       ============       ===========       ============

  Balance, January 1, 1995                   $ 281,500       $ 20,174,448       $ 2,555,570       $ 23,011,518

     Net income                                152,122            182,170            37,744            372,036

     Distributions declared to partners        (43,421)          (742,871)          (82,134)          (868,426)
                                             ---------       ------------       -----------       ------------

  Balance, March 31, 1995                    $ 390,201       $ 19,613,747       $ 2,511,180       $ 22,515,128
                                             =========       ============       ===========       ============



                  The accompanying notes are an integral part
                         of these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (unaudited)

                                                                    1996              1995
                                                                -----------       -----------
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                 $   345,552       $   372,036
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                            1,559,179         1,640,854
         Loss(gain) on disposition of equipment, net                  1,746            (4,896)
         Change in assets and liabilities:
           Rent and other receivables                              (116,224)           62,916
           Accounts payable and accrued liabilities                 (11,532)           26,468
           Payable to affiliates                                     60,249           148,020
           Deferred rental income                                   (30,000)          143,220
                                                                -----------       -----------
             Net cash provided by operating activities            1,808,970         2,388,618
                                                                -----------       -----------

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of equipment on operating leases                        --            (622,379)
     Proceeds from sales of equipment                                33,800           130,000
       Net cash provided by (used in) investing activities           33,800          (492,379)
                                                                -----------       -----------

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash distributions paid to partners                           (859,742)         (868,426)
                                                                -----------       -----------
       Net cash used in financing activities                       (859,742)         (868,426)
                                                                -----------       -----------

  NET INCREASE IN CASH AND
     CASH EQUIVALENTS                                               983,028         1,027,813

  CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                          1,141,970           906,848
                                                                -----------       -----------

  CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                              $ 2,124,998       $ 1,934,661
                                                                ===========       ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996
                                   (unaudited)

1.       GENERAL

         The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the General Partners, necessary to fairly present the financial position of the Partnership as of March 31, 1996 and the results of its operations, changes in partners' equity and cash flows for the three months then ended.

         These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Partnership's audited financial statements for the year ended December 31, 1995.

2.       TRANSACTIONS WITH AFFILIATES

                        Acquisition and Operating Stages

         Acquisition of Equipment Pursuant to its investment objectives, the Partnership acquires, on an all-cash basis, certain leased equipment from AFG, an affiliate of the Managing General Partner.

         The purchase price of the equipment acquired from AFG is equal to the lesser of the adjusted cost of the equipment or the appraised value of the equipment at the time of its acquisition by the Partnership ("AFG carrying value"). The adjusted cost of the equipment is equal to the price paid by AFG, plus the cost of an appraisal, AFG's cost of interim financing for the equipment and any taxes paid by AFG, less certain interim rentals received by AFG with respect to the equipment. The Partnership did not acquire any equipment during the quarter ended March 31, 1996.

         Acquisition Fee The Managing General Partner, or its affiliates, receives or is entitled to receive a fee equal to (i) 2.25% of the purchase price of equipment purchased with net offering proceeds from the sale of Units, and (ii) 3.0% of the purchase price of equipment purchased with reinvested Partnership income as compensation for evaluating, selecting, negotiating and consummating the acquisition of the equipment. There was no acquisition fee payable with respect to the equipment purchased with the Class B Limited Partner's cash contributions. There were no acquisition fees earned during the three months ended March 31, 1996.

         Management Fees The General Partners receive a monthly fee in an amount equal to 2.0% of gross rentals for Full Payout Leases, as defined in the Partnership Agreement (in general, leases for which rent due over the non-cancelable lease term exceeds the Partnership's cost of the equipment), and 5.0% of gross rentals for other leases (payable 66.67% to the Managing General Partner and 33.33% to the Administrative General Partner) as compensation for services rendered in connection with the management of the equipment. Management fees of $83,332 were earned by the General Partners with respect to the rentals earned by the Partnership during the three months ended March 31, 1996.

         Disposition Fees The General Partners, or their affiliates, are entitled to receive a subordinated disposition fee in an amount equal to the lesser of (i) 50% of the fee that would be charged by an unaffiliated party, or
(ii) 3% of the gross contract price relating to each sale of equipment (payable 50% to the Managing General Partner or its affiliates and 50% to the Administrative General Partner) as compensation for negotiating and consummating sales of equipment. There were no subordinated disposition fees payable to the General Partners, or their affiliates, with respect to dispositions that occurred during the three months ended March 31, 1996. Subordinated disposition fees payable with respect to sales and dispositions during the quarter ended March 31, 1996 aggregated $468. Cumulative subordinated disposition fees totaled $41,345 at such date. These fees, which were charged to operations, are not currently payable since their payment is subordinated to the Class A Limited Partners having received cash distributions equal to their capital contributions, plus an 8% annual cumulative return (as defined in the Partnership Agreement).

3.       OTHER EVENTS

         a.  AFG Agreement

         On January 1, 1995, AFG entered into a series of agreements with PLM International, Inc., a Delaware corporation headquartered in San Francisco, California ("PLM"), whereby PLM would: (i) purchase in multi-step transactions, certain of AFG's assets and (ii) provide accounting, asset management and investor services to AFG and certain of AFG's affiliates, including the Partnership and all other equipment leasing programs managed by AFG (the "Investment Programs").

         On January 3, 1996, AFG and PLM executed an amendment to the 1995 agreements whereby PLM purchased: (i) AFG's lease origination business and associated contracts, (ii) the rights to the name "American Finance Group" and associated logo , and (iii) certain furniture, fixtures and computer software. Effective January 1, 1996, PLM hired AFG's marketing force and certain other support personnel in connection with the transaction and relinquished its responsibilities under the 1995 agreements to provide accounting, asset management and investor services to AFG, its affiliates and the Investment Programs after December 31, 1995. Accordingly, AFG and its affiliates retain ownership and control and all authority and rights with respect to each of the general partners or managing trustees of the Investment Programs; and AFG, as Manager, will continue to provide asset management services to the Partnership.

         Pursuant to the 1996 amendment to the 1995 agreements, AFG and certain of its affiliates agreed not to compete with the lease origination business sold to PLM for a period of five years. AFG reserved the right to satisfy all equipment needs of the Partnership and all other Investment Programs and reserved certain other rights not material to the Partnership. AFG also agreed to change its name, except where it is used in connection with the Investment Programs. AFG's management considers the amendment to the 1995 agreements to be in the best interests of AFG and the Partnership. In early 1996, AFG changed its name to Equis Financial Ltd.

         b.  Legal Matters

         In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group, Inc. (together, "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re: PaineWebber Limited Partnerships Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including the Administrative General Partner of the Partnership.

         The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in the Partnership, PaineWebber and the Administrative General Partner (1) failed to provide adequate disclosure of the risks involved with each partnership; (2) made false and misleading representations about the safety of the investments and the partnership's anticipated performance; and (3) marketed the partnerships to investors for whom such investments were not suitable. The plaintiffs also alleged that following the sale of the partnership investments PaineWebber and the Administrative General Partner misrepresented financial information about the partnership's value and performance. The amended complaint alleged that PaineWebber and the Administrative General Partner violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

         On May 30, 1995, the US District Court certified class action treatment of the plaintiffs' claims in the class action entitled, In re: PaineWebber Limited Partnerships Litigation.

         In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and a plan of allocation which the parties expect to submit to the court for its consideration and approval within the next several months. Until a definitive settlement and plan of allocation is approved by the court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to unitholders in the Partnership.

         In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited partnership interests. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages.

         Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber and certain affiliates including the Administrative General Partner could be entitled to indemnification from the Partnership for expenses and liabilities in connection with this litigation. The General Partners are unable to determine the impact, if any, that these actions will have on the Partnership's financial statements, taken as a whole.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

         Upon formation of the Partnership, the General Partners each contributed $500 to the capital of the Partnership. On September 10, 1992, the Partnership commenced a "best efforts" offering of 200,000 Units of Class A Limited Partner Interest ("Units") at $500 per Unit ($100,000,000).

         The Partnership had its final admission of Class A Limited Partners on July 26, 1994 receiving gross proceeds of $428,500 from the sale of 857 units. In total, the Partnership received gross offering proceeds of $27,013,500 from the sale of 54,027 Units, of which $1,895,500 was received during 1994, $8,314,500 was received during 1993 and $16,803,500 was received during 1992. The Partnership incurred $3,260,594 of aggregate sales commissions and other offering expenses in connection with the sale of these Units, thus receiving $23,752,906 of net offering proceeds.

         The Class B Limited Partner was required to contribute cash to the Partnership in an amount equal to 12.5% of the aggregate purchase price of the equipment purchased with the offering proceeds received from the sale of Units and the cash contributed by the Class B Limited Partner. The Class B Limited Partner contributed $231,098, $1,022,543 and $2,031,736 during 1994, 1993 and
1992, respectively.

         The Partnership conducted no activities and recognized no profits or losses prior to the initial closing for the sale of Units on November 16, 1992, at which time the Partnership commenced operations. The Partnership acquired a portion of its equipment portfolio following each of the five closings which have been held for the sale of Units. The Partnership used the net contributed capital to purchase $27,002,464 of equipment, of which $1,898,275, $8,415,175 and $16,689,014 was purchased during 1994, 1993 and 1992, respectively (not including equipment purchased pursuant to the Partnership's reinvestment program) and the balance of $35,819 was retained as working capital.

         The Partnership commenced its equipment reinvestment phase during 1993 by investing excess cash flows available after the payment of the distributions to the partners in additional equipment. As of March 31, 1996, equipment purchased pursuant to the reinvestment program including acquisition fees and expenses totaled $12,460,748, none of which was acquired during the quarter ended March 31, 1996. As of March 31, 1996, the Partnership had approximately $1,760,000 of cash generated from operating activities and sales of equipment in excess of accrued distributions which is available for reinvestment in additional equipment. Additional equipment will be purchased pursuant to the reinvestment program during 1996 and in future years during the reinvestment period (which will end in either 1999 or 2000, at the General Partners' discretion).

         The Partnership invests working capital and cash flow from operations prior to its distribution to the partners or its reinvestment in additional equipment in short-term highly liquid investments. Theses investments are primarily short-term commercial paper issued by large domestic corporations. At March 31, 1996, the Partnership's cash of approximately $2,125,000 was primarily invested in commercial paper.

         Cash and cash equivalents increased $983,028, from $1,141,970 at December 31, 1995 to $2,124,998 at March 31, 1996. This increase primarily represented the amount by which cash generated by operating activities and cash from sales exceeded distribution requirements. Further, no equipment purchases pursuant to the reinvestment program were made during the quarter ended March 31, 1996.

         Rent and other receivables increased $98,024 from $678,135 at December 31, 1995 to $776,159 at March 31, 1996. Accounts receivable established with respect to equipment sales and dispositions decreased $18,200 from $65,400 at December 31, 1995 to $47,200 at March 31, 1996; this amount was partially offset by an overall increase in other receivables.

         During the three months ended March 31, 1996, the Partnership declared distributions of cash flow received from operations in the amount of $868,426. $549,342 of these distributions were paid to partners during the three months ended March 31, 1996, with the balance payable subsequent to March 31, 1996. In addition, $310,400 of distributions declared in 1995 were paid to the partners during the three months ended March 31, 1996. The Administrative General Partner did not receive its share of the distribution ($8,684). All distributions to the Class A Limited Partners represented an annualized distribution rate of 11% of their contributed capital and all distributions to the Class B Limited Partner represented an annualized distribution rate of 10% of its contributed capital.

         The General Partners believe that the Partnership will generate sufficient cash flow from operations during 1996 to enable the Partnership to meet current operating requirements, to continue to fund cash distributions to the Class A Limited Partners at an annualized rate of 11% on their capital contributions and to the Class B Limited Partner at an annualized rate of 10% on its capital contributions (substantial portions of which will constitute returns of capital) and to provide excess cash for reinvestment in additional leased equipment.

Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. Based upon the amount of net income reported by the Partnership for accounting purposes, approximately 70%, respectively, of the 11% cash distributions to the Class A Limited Partners for the quarter ended March 31, 1996 constituted a return of capital. Additionally, since inception, approximately 79% of the Class A Limited Partner's 11% cash distributions constituted a return of capital. However, the total actual return on capital over a leasing partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized.

Litigation

         See Footnote 3, "Legal Matters", for a discussion of certain litigation to which the Partnership is a party.

RESULTS OF OPERATIONS

         Substantially all of the Partnership's revenue during the three months ended March 31, 1996 was generated from the leasing of the equipment to unaffiliated third parties under triple net leases which were in effect at the time the equipment was acquired by the Partnership. The balance of the Partnership's revenue consisted of interest income from temporary investments and net gain on sales and dispositions of equipment.

         Under the terms of the triple net leases, all expenses related to the ownership and operation of the equipment during the three months ended March 31, 1996 were paid for by the lessees. The Partnership recorded depreciation expense pertaining to the equipment and incurred management fees and certain general and administrative expenses in connection with the operations of the Partnership. General and administrative expenses consisted primarily of investor reporting expenses and transfer agent and audit fees.

1996 Compared to 1995

         The Partnership reported net income of $345,552 for the three months ended March 31, 1996 (1996 Quarter) as compared to $372,036 for the three months ended March 31, 1995 (1995 Quarter). However, Net income per Unit of Class A Limited Partner Interest ("Unit") increased to $4.17 from $3.37 for the 1996 Quarter in comparison to the 1995 Quarter due to the allocation methodologies of the Partnership Agreement.

Rental income decreased by 6% or $125,620 during the 1996 Quarter as compared to the 1995 Quarter, principally due to the sale of equipment upon lease expiration subsequent to the 1995 Quarter (which was earning rental revenue in the 1995 Quarter) and the renewal of certain equipment at lower rates, partially offset by rentals from equipment purchased on or after March 31, 1995.

Interest income increased by 20% or $3,206 in the 1996 Quarter as compared to the 1995 Quarter due to an increase in funds available for reinvestment. These funds are invested in short term highly liquid investments until utilized to purchase additional equipment.

Depreciation and amortization expense decreased by 5% or $81,675 in the 1996 Quarter as compared to the 1995 Quarter due to a decrease in equipment subject to operating leases (attributable to equipment sold subsequent to the 1995 Quarter offset by equipment purchased subsequent to the 1995 Quarter), and was consistent with the decrease in rental income.

Management fees and subordinated dispositions fees decreased by 15% or $15,236 in the 1996 Quarter as compared to the 1995 Quarter. Of such decrease, $8,307 represented a decrease in subordinated disposition fees incurred with respect to equipment sold or disposed during the 1996 Quarter ($468) as compared to the 1995 Quarter ($8,775). Management fees decreased by approximately 8% or $6,929 in the 1996 Quarter as compared to the 1995 Quarter based upon the decrease in rental revenues upon which such fees are based.

General and administrative expenses decreased by 17% or $5,661 in the 1996 Quarter as compared to the 1995 Quarter which reflected a reduction in accounting related expenses.

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group, Inc. (together, "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re: PaineWebber Limited Partnerships Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including the Administrative General Partner of the Partnership.

         The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in the Partnership, PaineWebber and the Administrative General Partner (1) failed to provide adequate disclosure of the risks involved with each partnership; (2) made false and misleading representations about the safety of the investments and the partnership's anticipated performance; and (3) marketed the partnerships to investors for whom such investments were not suitable. The plaintiffs also alleged that following the sale of the partnership investments PaineWebber and the Administrative General Partner misrepresented financial information about the partnership's value and performance. The amended complaint alleged that PaineWebber and the Administrative General Partner violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

         On May 30, 1995, the US District Court certified class action treatment of the plaintiffs' claims in the class action entitled, In re: PaineWebber Limited Partnerships Litigation.

         In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and a plan of allocation which the parties expect to submit to the court for its consideration and approval within the next several months. Until a definitive settlement and plan of allocation is approved by the court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to unitholders in the Partnership.

         In February 1996, approximately 150 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited partnership interests. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages.

         Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber and certain affiliates including the Administrative General Partner could be entitled to indemnification from the Partnership for expenses and liabilities in connection with this litigation. The General Partners are unable to determine the impact, if any, that these actions will have on the Partnership's financial statements, taken as a whole.

Item 6.  Exhibits and Reports on Form 8-K

           (a)    None

           (b) The Partnership did not file any reports on Form 8-K during the first quarter of the fiscal year ending December 31, 1996.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PW Preferred Yield Fund II, L.P.
                                 (Registrant)


                                 By: General Equipment Management II, Inc. A General Partner


Date:  May 12, 1996                       By:     /s/ Joseph P. Ciavarella
                                                  ------------------------
                                                  Joseph P. Ciavarella
                                                  Vice President, Secretary,
                                                  Treasurer and Chief Financial
                                                  and Accounting Officer

                                EXHIBIT INDEX
                                -------------


                 Exhibit 27          Financial Data Schedule