Form 10-Q
period 1996-06-30
PAINEWEBBER PREFERRED YIELD FUND 2 LP
filed 1996-08-14
CIK 880297

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended   June 30, 1996

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________________ to _________________________

Commission file number       0-22300

                        PW Preferred Yield Fund II, L.P.
             (Exact name of registrant as specified in its charter)



           Delaware                                       84-1180783
   (State of organization)                             (I.R.S. Employer
                                                      Identification No.)


     98 North Washington Street
        Boston, Massachusetts                                02114
        (Address of principal                              (Zip Code)
         executive offices)

        Registrant's telephone number, including area code (617)854-5800


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes  X   No ___

                        PW Preferred Yield Fund II, L.P.
                      Quarterly Report on Form 10-Q for the
                           Quarter Ended June 30, 1996

                                Table of Contents


                                                                            Page
                                                                            ----
  Part I.     FINANCIAL INFORMATION

              Item 1.    Financial Statements                                2

                         Balance Sheets - June 30, 1996 and
                         December 31, 1995 (unaudited)                       2

                         Statements of Income for the three months
                         ended June 30, 1996 and 1995 (unaudited)            3

                         Statements of Income for the six months
                         ended June 30, 1996 and 1995 (unaudited)            4

                         Statements of Partners' Equity for the
                         six months ended June 30, 1996
                         and 1995 (unaudited)                                5

                         Statements of Cash Flows for the six
                         months ended June 30, 1996 and
                         1995 (unaudited)                                    6

                         Notes to Financial Statements (unaudited)           7

              Item 2.    Management's Discussion and Analysis of
                         Financial Condition and Results of Operations      11


  Part II.    OTHER INFORMATION

              Item 1. Legal Proceedings                                     15

              Item 6. Exhibits and Reports on Form 8-K                      16

                          Part I. FINANCIAL INFORMATION


Item 1.    Financial Statements


                        PW PREFERRED YIELD FUND II, L.P.

              BALANCE SHEETS -- JUNE 30, 1996 AND DECEMBER 31, 1995
                                   (unaudited)



                                                           1996          1995
                                                       -----------   -----------
                                     ASSETS

Cash and cash equivalents                              $ 2,040,354   $ 1,141,970
Rent and other receivables, net                          1,070,318       678,135
Equipment on operating leases, net of
  accumulated depreciation of $18,504,348
  and $15,875,879 and an allowance                      16,686,340    19,229,813
  of equipment impairment of $643,737 and
    $568,737 at  June 30, 1996 and
    December 31, 1995, respectively
Other assets, net                                           12,533        17,233
                                                       -----------   -----------
    Total Assets                                       $19,809,545   $21,067,151
                                                       ===========   ===========

                         LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

  Accounts payable and accrued liabilities             $    64,967   $    84,590
  Payable to affiliates (Note 2)                           297,107       308,658
  Deferred rental income                                    57,893       133,476
  Distributions payable to partners                        336,452       319,084
                                                       -----------   -----------
    Total Liabilities                                      756,419       845,808
                                                       -----------   -----------

  COMMITMENTS AND CONTINGENCIES (NOTE 3)

PARTNERS' EQUITY:

  General Partners                                         601,519       530,336
  Limited Partners:
    Class A (54,027 Units
      outstanding)                                      16,218,130    17,381,975
    Class B                                              2,233,477     2,309,032
                                                       -----------   -----------
      Total Partners' Equity                            19,053,126    20,221,343
                                                       -----------   -----------
        Total Liabilities and Partners' Equity         $19,809,545   $21,067,151
                                                       ===========   ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                              STATEMENTS OF INCOME

                FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (unaudited)



                                                        1996            1995
                                                    -----------     -----------
REVENUE:
   Rentals from operating leases                    $ 1,936,071     $ 2,043,151
   Interest                                              29,315          25,925
   Loss on dispositions of equipment, net               (33,505)       (109,757)
                                                    -----------     -----------
                                                      1,931,881       1,959,319
                                                    -----------     -----------

EXPENSES:
   Depreciation and amortization                      1,512,380       1,584,078
   Provision for equipment impairment                    75,000         250,000
   Management and Disposition fees (Note 2)              80,857          96,516
   General and administrative (Note 2)                   40,561          26,463
                                                    -----------     -----------
                                                      1,708,798       1,957,057
                                                    -----------     -----------

NET INCOME                                          $   223,083     $     2,262
                                                    ===========     ===========

NET INCOME (LOSS) ALLOCATED (NOTE 3):
   To the General Partners                          $    78,405     $    79,275
   To the Class A Limited Partners                       96,831         (82,737)
   To the Class B Limited Partner                        47,847           5,724
                                                    -----------     -----------
                                                    $   223,083     $     2,262
                                                    ===========     ===========

NET INCOME (LOSS) PER WEIGHTED AVERAGE
NUMBER OF UNITS OF CLASS A LIMITED
PARTNER INTEREST OUTSTANDING                        $      1.79     $     (1.53)
                                                    ===========     ===========

WEIGHTED AVERAGE NUMBER OF
UNITS OF CLASS A LIMITED PARTNER
INTEREST OUTSTANDING                                     54,027          54,027
                                                    ===========     ===========



                   The accompanying notes are an integral part
                         of these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                              STATEMENTS OF INCOME

                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (unaudited)



                                                        1996            1995
                                                    -----------     -----------
REVENUE:
   Rentals from operating leases                    $ 3,934,441     $ 4,167,141
   Interest                                              48,581          41,985
   Loss on dispositions of equipment, net               (35,251)       (104,861)
                                                    -----------     -----------
                                                      3,947,771       4,104,265
                                                    -----------     -----------

EXPENSES:
   Depreciation and amortization                      3,071,559       3,224,932
   Provision for equipment impairment                    75,000         250,000
   Management and Disposition fees (Note 2)             164,657         195,552
   General and administrative (Note 2)                   67,920          59,483
                                                    -----------     -----------
                                                      3,379,136       3,729,967
                                                    -----------     -----------

NET INCOME                                          $   568,635     $   374,298
                                                    ===========     ===========

NET INCOME ALLOCATED (NOTE 3):
   To the General Partners                          $   158,025     $   231,397
   To the Class A Limited Partners                      321,897          99,433
   To the Class B Limited Partner                        88,713          43,468
                                                    -----------     -----------
                                                    $   568,635     $   374,298
                                                    ===========     ===========

NET INCOME PER WEIGHTED AVERAGE
NUMBER OF UNITS OF CLASS A LIMITED
PARTNER INTEREST OUTSTANDING                        $      5.96     $      1.84
                                                    ===========     ===========

WEIGHTED AVERAGE NUMBER OF
UNITS OF CLASS A LIMITED PARTNER
INTEREST OUTSTANDING                                     54,027          54,027
                                                    ===========     ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (unaudited)



                                                          Class A         Class B
                                          General         Limited         Limited
                                          Partners        Partners        Partner           Total
                                        ------------    ------------    ------------    ------------
Balance, January 1, 1996                $    530,336    $ 17,381,975    $  2,309,032    $ 20,221,343

   Net income                                158,025         321,897          88,713         568,635

   Distributions declared to partners        (86,842)     (1,485,742)       (164,268)     (1,736,852)
                                        ------------    ------------    ------------    ------------

Balance, June 30, 1996                  $    601,519    $ 16,218,130    $  2,233,477    $ 19,053,126
                                        ============    ============    ============    ============



Balance, January 1, 1995                $    281,500    $ 20,174,448    $  2,555,570    $ 23,011,518

   Net income                                231,397          99,433          43,468         374,298

   Distributions declared to partners        (86,843)     (1,485,742)       (164,268)     (1,736,853)
                                        ------------    ------------    ------------    ------------

Balance, June 30, 1995                  $    426,054    $ 18,788,139    $  2,434,770    $ 21,648,963
                                        ============    ============    ============    ============







                   The accompanying notes are an integral part
                         of these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                            STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (unaudited)



                                                         1996           1995
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                          $   568,635    $   374,298
 Adjustments to reconcile net income to net
   cash provided by operating activities:
 Depreciation and amortization                         3,071,559      3,224,932
 Provision for equipment impairment                       75,000        250,000
 Loss on dispositions of equipment, net                   35,251        104,861
     Change in assets and liabilities:
       Rent and other receivables                       (253,681)       (85,463)
       Accounts payable and accrued liabilities          (19,623)        25,556
       Payable to affiliates                             (11,551)       178,507
       Deferred rental income                            (75,583)       120,725
                                                     -----------    -----------
         Net cash provided by operating activities     3,390,007      4,193,416
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales and dispositions of equipment        33,800        392,046
 Purchases of equipment on operating leases             (805,938)      (622,379)
                                                     -----------    -----------
   Net cash used in investing activities                (772,138)      (230,333)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Partners' capital contributions
 Commissions and expenses paid in connection
   with the sale of Class A Limited Partner Units
 Cash distributions paid to partners                  (1,719,485)    (1,736,853)
                                                     -----------    -----------
   Net cash used in financing activities              (1,719,485)    (1,736,853)
                                                     -----------    -----------

NET INCREASE IN CASH AND
CASH EQUIVALENTS                                         898,384      2,226,230

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                    1,141,970        906,848
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                        $ 2,040,354    $ 3,133,078
                                                     ===========    ===========



                   The accompanying notes are an integral part
                         of these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996
                                   (unaudited)

1.    GENERAL

      The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the General Partners, necessary to fairly present the financial position of the Partnership as of June 30, 1996 and the results of its operations, changes in partners' equity and cash flows for the quarter and six months then ended.

      These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Partnership's audited financial statements for the year ended December 31, 1995.

2.    TRANSACTIONS WITH AFFILIATES


                        Acquisition and Operating Stages

      Acquisition of Equipment Pursuant to its investment objectives, the Partnership has acquired, on an all-cash basis, certain leased equipment from AFG, an affiliate of the Managing General Partner. See footnote 3 for a discussion of the AFG agreement.

      The purchase price of the equipment acquired from AFG is equal to the lesser of the adjusted cost of the equipment or the appraised value of the equipment at the time of its acquisition by the Partnership ("AFG carrying value"). The adjusted cost of the equipment is equal to the price paid by AFG, plus the cost of an appraisal, AFG's cost of interim financing for the equipment and any taxes paid by AFG, less certain interim rentals received by AFG with respect to the equipment. The Partnership purchased equipment for purchase prices aggregating $782,464 during the quarter ended June 30, 1996.

      Acquisition Fee The Managing General Partner, or its affiliates, receives or is entitled to receive a fee equal to (i) 2.25% of the purchase price of equipment purchased with net offering proceeds from the sale of Units, and (ii) 3.0% of the purchase price of equipment purchased with reinvested Partnership income as compensation for evaluating, selecting, negotiating and consummating the acquisition of the equipment. There was no acquisition fee payable with respect to the equipment purchased with the Class B Limited Partner's cash contributions. The partnership paid acquisition fees of $23,474 during the quarter and six months ended June 30, 1996.

      Management Fees The General Partners are entitled to receive a monthly fee in an amount equal to 2.0% of gross rentals for Full Payout Leases, as defined in the Partnership Agreement (in general, leases for which rent due over the non-cancelable lease term exceeds the Partnership's cost of the equipment), and 5.0% of gross rentals for other leases (payable 66.67% to the Managing General Partner and 33.33% to the Administrative General Partner) as compensation for services rendered in connection with the management of the equipment. Management fees of $76,156 and $159,488 were earned by the General Partners with respect to the rentals earned by the Partnership during the quarter and six months ended June 30, 1996.

      Disposition Fees The General Partners, or their affiliates, are entitled to receive a subordinated disposition fee in an amount equal to the lesser of
(i) 50% of the fee that would be charged by an unaffiliated party, or (ii) 3% of the gross contract price relating to each sale of equipment (payable 50% to the Managing General Partner or its affiliates and 50% to the Administrative General Partner) as compensation for negotiating and consummating sales of equipment. There were no subordinated disposition fees payable to the General Partners, or their affiliates, with respect to dispositions that occurred during the three months ended June 30, 1996. Subordinated disposition fees payable with respect to sales and dispositions during the quarter and six months ended June 30, 1996 aggregated $4,701 and $5,169 respectively. Cumulative subordinated disposition fees totaled $46,046 at such date. These fees, which were charged to operations, are not currently payable since their payment is subordinated to the Class A Limited Partners having received cash distributions equal to their capital contributions, plus an 8% annual cumulative return (as defined in the Partnership Agreement).

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

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York ("District Court") to be used to resolve the litigation. On July 17, 1996, the District Court granted preliminary approval of the proposed settlement of the class action litigation. As part of the class action settlement, PaineWebber agreed to pay $125 million and additional consideration to class members. The order entered by the District Court provides for notice to be mailed to class members and schedules a final hearing on the proposed settlement for October 25, 1996.

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

      The Partnership commenced its equipment reinvestment phase during 1993 by investing excess cash flows available after the payment of the distributions to the partners in additional equipment. As of June 30, 1996, equipment purchased pursuant to the reinvestment program including acquisition fees and expenses totaled $13,266,686 of which $805,938 was acquired during the quarter ended June 30, 1996. As of June 30, 1996, the Partnership had approximately $1,668,000 of cash generated from operating activities and sales of equipment in excess of accrued distributions which is available for reinvestment in additional equipment. Additional equipment will be purchased pursuant to the reinvestment program during 1996 and in future years during the reinvestment period (which will end in either 1999 or 2000, at the General Partners' discretion).

      The Partnership invests working capital and cash flow from operations prior to its distribution to the partners or its reinvestment in additional equipment in short-term highly liquid investments. These investments are primarily short-term commercial paper issued by large domestic corporations. At June 30, 1996, the Partnership's cash of approximately $2,040,000 was primarily invested in commercial paper.

      Cash and cash equivalents increased $898,384 from $1,141,970 at December 31, 1995 to $2,040,354 at June 30, 1996. This increase primarily represented the amount by which cash generated by operating activities and cash from sales exceeded distribution requirements and leased equipment purchased pursuant to the reinvestment program during the six months ended June 30, 1996.

      Rent and other receivables increased $392,183 from $678,135 at December 31, 1995 to $1,070,318 at June 30, 1996. Accounts receivable established with respect to equipment sales and dispositions increased $122,900 from $65,400 at December 31, 1995 to $188,300 at June 30, 1996; in addition, there was an overall increase in other receivables.

      During the quarter and six months ended June 30, 1996, the Partnership declared distributions of cash flow received from operations in the amount of $868,426 and $1,736,852 respectively. All distributions to the Class A Limited Partners represented an annualized distribution rate of 11% of their contributed capital and all distributions to the Class B Limited Partner represented an annualized distribution rate of 10% of its contributed capital.

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

Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. Based upon the amount of net income reported by the Partnership for accounting purposes, approximately 87%, respectively, of the 11% cash distributions to the Class A Limited Partners for the quarter ended June 30, 1996 (78% for the six months then ended) constituted a return of capital. Additionally, since inception, approximately 80% of the Class A Limited Partner's 11% cash distributions constituted a return of capital. However, the total actual return on capital over a leasing partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized.

Litigation

      See Footnote 3, "Legal Matters", for a discussion of certain litigation to which the Partnership is a party.


RESULTS OF OPERATIONS

      Substantially all of the Partnership's revenue during the three months ended June 30, 1996 was generated from the leasing of the equipment to unaffiliated third parties under triple net leases which were in effect at the time the equipment was acquired by the Partnership. The balance of the Partnership's revenue consisted of interest income from temporary investments and net gain on sales and dispositions of equipment.

      Under the terms of the triple net leases, all expenses related to the ownership and operation of the equipment during the quarter and six months ended June 30, 1996 were paid for by the lessees. The Partnership recorded depreciation expense pertaining to the equipment and incurred management fees and certain general and administrative expenses in connection with the operations of the Partnership. General and administrative expenses consisted primarily of investor reporting expenses and transfer agent and audit fees.

1996 Compared to 1995

      The Partnership reported net income of $223,083 and $568,635 for the quarter and six months ended June 30, 1996 (1996 Quarter and 1996 Period) as compared to $2,262 and $374,298 for the quarter and six months ended June 30, 1995 (1995 Quarter and 1995 Period). The principal reason for the increase in net income in the 1996 Quarter and 1996 Period as compared to the 1995 Quarter and 1995 Period was that a provision for equipment impairment of $250,000 was provided in the 1995 Quarter as compared to $75,000 in the 1996 Quarter.

      Rental income decreased by $107,080 and $232,700, or 5% and 6%, respectively during the 1996 Quarter and 1996 Period as compared to the 1995 Quarter and 1995 Period, principally due to the sale of equipment upon lease expiration subsequent to the 1995 Quarter (which was earning rental revenue in the 1995 Quarter) and the renewal of certain equipment at lower rates, partially offset by rentals from equipment purchased on or after June 30, 1995.

      Interest income increased by $3,390 and $6,596 or 13% and 16% in the 1996 Quarter and 1996 Period, respectively, as compared to the 1995 Quarter and 1995 Period due to an increase in funds available for reinvestment. These funds are invested in short term highly liquid investments until utilized to purchase additional equipment.

      Depreciation and amortization expense decreased by $71,698 and $153,373 or 5% and 5% in the 1996 Quarter and 1996 Period, respectively, as compared to the 1995 Quarter and 1995 Period due to a decrease in equipment subject to operating leases (attributable to equipment sold subsequent to the 1995 Quarter offset by equipment purchased subsequent to the 1995 Quarter), and was consistent with the decrease in rental income.

      Management fees and subordinated dispositions fees decreased by 16% or $15,659 in the 1996 Quarter as compared to the 1995 Quarter. Of such decrease, $7,614 represented a decrease in subordinated disposition fees incurred with respect to equipment sold or disposed during the 1996 Quarter ($4,701) as compared to the 1995 Quarter ($12,315). Management fees decreased by approximately 11% or $8,045 in the 1996 Quarter as compared to the 1995 Quarter based on the decrease in rental revenues upon which such fees are based. Management fees and subordinated disposition fees decreased by $30,895 or 16% in the 1996 Period as compared to the 1995 Period, Subordinated disposition fees decreased by $15,921 in the 1996 Period ($5,169) as compared to the 1995 Period ($21,090). Management fees decreased by 9% or $14,974 in the 1996 Period as compared to the 1995 Period based on the decrease in rental revenue upon which such fees are based.

      General and administrative expenses increased by $14,098 and $8,437 or 53% and 14% in the 1996 Quarter and 1996 Period as compared to the 1995 Quarter and 1995 Period, due principally to an increase in partnership level income taxes in the 1996 Period as compared to the 1995 Period.

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

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York ("District Court") to be used to resolve the litigation. On July 17, 1996, the District Court granted preliminary approval of the proposed settlement of the class action litigation. As part of the class action settlement, PaineWebber agreed to pay $125 million and additional consideration to class members. The order entered by the District Court provides for notice to be mailed to class members and schedules a final hearing on the proposed settlement for October 25, 1996.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)   None

         (b) The Partnership filed a Form 8-K during the second quarter of the fiscal year ending December 31, 1996 dated June 10, 1996 reporting the Partnership's Annual Report and the December 31, 1995 Net Asset Value on a per unit basis.

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


                                 PW Preferred Yield Fund II, L.P.
                                 (Registrant)


                                 By:   General Equipment Management II, Inc.
                                       A General Partner


Date: August 12, 1996                  By:   /s/ Joseph P. Ciavarella
                                             ------------------------
                                             Joseph P. Ciavarella
                                             Vice President, Secretary,
                                             Treasurer and Chief Financial
                                             and Accounting Officer