Form 10-Q
period 1996-09-30
PAINEWEBBER PREFERRED YIELD FUND 2 LP
filed 1996-11-14
CIK 880297

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                              -------------    --------------

Commission file number 0-22300

                        PW Preferred Yield Fund II, L.P.
             (Exact name of registrant as specified in its charter)

           Delaware                                          84-1180783
    ----------------------                               -----------------
   (State of organization)                               (I.R.S. Employer
                                                        Identification No.)

     98 North Washington Street
        Boston, Massachusetts                               02114
        (Address of principal                            (Zip Code)
         executive offices)

        Registrant's telephone number, including area code (617)854-5800

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes |X| No |_|.

                        PW Preferred Yield Fund II, L.P.
                      Quarterly Report on Form 10-Q for the
                        Quarter Ended September 30, 1996

                                Table of Contents

                                                                        Page
                                                                        ----

  Part I.      FINANCIAL INFORMATION

               Item 1.    Financial Statements                            2

                          Balance Sheets - September 30, 1996 and
                          December 31, 1995 (unaudited)                   2

                          Statements of Income for the three months
                          ended September 30, 1996 and 1995 (unaudited)   3

                          Statements of Income for the nine months
                          ended September 30, 1996 and 1995 (unaudited)   4

                          Statements of Partners' Equity for the
                          nine months ended September 30, 1996
                          and 1995 (unaudited)                            5

                          Statements of Cash Flows for the nine
                          months ended September 30, 1996 and
                          1995 (unaudited)                                6

                          Notes to Financial Statements (unaudited)       7

               Item 2.    Management's Discussion and Analysis of
                          Financial Condition and Results of Operations  11


Part II.       OTHER INFORMATION

               Item 1.    Legal Proceedings                              15

               Item 6.    Exhibits and Reports on Form 8-K               16

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                        PW PREFERRED YIELD FUND II, L.P.
           BALANCE SHEETS -- SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                   (unaudited)

                                                          1996           1995
                                                      -----------   -----------
                                     ASSETS
Cash and cash equivalents                            $ 2,934,537     $ 1,141,970
Rent and other receivables, net                        1,435,160         678,135
Equipment on operating leases, net of
  accumulated depreciation of $19,603,845
  and $15,875,879, and an allowance                   15,171,600      19,229,813
  of equipment impairment of $671,782 and
  $568,737 at September 30, 1996 and
  December 31, 1995, respectively
Other assets, net                                         21,509          17,233

                                                     -----------    -----------
    Total Assets                                     $19,562,806     $21,067,151
                                                     ===========     ===========

                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

  Accounts payable and accrued liabilities            $    88,851    $    84,590
  Payable to affiliates (Note 2)                          484,993        308,658
  Deferred rental income                                  144,563        133,476
  Distributions payable to partners                       345,136        319,084
                                                      -----------    -----------
    Total Liabilities                                   1,063,543        845,808
                                                      -----------    -----------

     COMMITMENTS AND CONTINGENCIES (NOTE 3)

PARTNERS' EQUITY:

  General Partners                                        638,071        530,336
  Limited Partners:
    Class A (54,027  Units
      outstanding)                                     15,695,154     17,381,975
    Class B                                             2,166,038      2,309,032
                                                      -----------    -----------
      Total Partners' Equity                           18,499,263     20,221,343
                                                      -----------    -----------
        Total Liabilities and Partners' Equity        $19,562,806    $21,067,151
                                                      ===========    ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.
                              STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (unaudited)

                                                             1996          1995
                                                       ----------   -----------
REVENUE:
   Rentals from operating leases                       $1,876,452   $ 2,095,478
   Gain (loss) on sale of equipment                         4,895       (11,936)
   Interest                                                29,504        35,707
                                                       ----------   -----------
                                                        1,910,851     2,119,249
                                                       ----------   -----------

EXPENSES:
   Depreciation and amortization                        1,317,211     1,567,661
   Provision for equipment impairment                     175,000       416,000
   Management and subordinated disposition fees(Note 2)    76,602        89,002
   General and administrative (Note 2)                     27,475        15,763
                                                       ----------   -----------
                                                        1,596,288     2,088,426
                                                       ----------   -----------

NET INCOME                                             $  314,563   $    30,823
                                                       ==========   ===========

NET INCOME ALLOCATED:
   To the General Partners                             $   79,973   $    82,331
   To the Class A Limited Partners                        219,895       (61,160)
   To the Class B Limited Partner                          14,695         9,652
                                                       ----------   -----------
                                                       $  314,563   $    30,823
                                                       ==========   ===========

NET INCOME PER WEIGHTED AVERAGE
NUMBER OF UNITS OF CLASS A LIMITED
PARTNER INTEREST OUTSTANDING                           $     4.07   $     (1.13)
                                                       ==========   ===========
WEIGHTED AVERAGE NUMBER OF
UNITS OF CLASS A LIMITED PARTNER
INTEREST OUTSTANDING                                       54,027        54,027
                                                       ==========   ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.
                              STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (unaudited)

                                                            1996           1995
                                                     -----------    -----------
REVENUE:

   Rentals from operating leases                     $ 5,810,893    $ 6,262,619
   Loss on sale of equipment                             (30,356)      (116,797)
   Interest                                               78,085         77,692
                                                     -----------    -----------
                                                       5,858,622      6,223,514
                                                     -----------    -----------

EXPENSES:

   Depreciation and amortization                       4,388,770      4,792,593
   Provision for equipment impairment                    250,000        666,000
   Management and subordinated disposition fees
   (Note 2)                                              241,259        284,554
   General and administrative (Note 2)                    95,395         75,246
                                                     -----------    -----------
                                                       4,975,424      5,818,393
                                                     -----------    -----------

NET INCOME                                           $   883,198    $   405,121
                                                     ===========    ===========

NET INCOME ALLOCATED:

   To the General Partners                           $   237,998    $   313,728
   To the Class A Limited Partners                       541,792         38,273
   To the Class B Limited Partner                        103,408         53,120
                                                     -----------    -----------
                                                     $   883,198    $   405,121
                                                     ===========    ===========

NET INCOME PER WEIGHTED AVERAGE
NUMBER OF UNITS OF CLASS A LIMITED
PARTNER INTEREST OUTSTANDING                         $     10.03    $       .71
                                                     ===========    ===========

WEIGHTED AVERAGE NUMBER OF
UNITS OF CLASS A LIMITED PARTNER
INTEREST OUTSTANDING                                      54,027         54,027
                                                     ===========    ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.
                         STATEMENTS OF PARTNERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (unaudited)

                                                        Class A         Class B
                                         General        Limited         Limited
                                         Partners       Partners        Partner         Total
                                        ---------    ------------    -----------    ------------
Balance, January 1, 1996                $ 530,336    $ 17,381,975    $ 2,309,032    $ 20,221,343

   Net income                             237,998         541,792        103,408         883,198

   Distributions declared to partners    (130,263)     (2,228,613)      (246,402)     (2,605,278)
                                        ---------    ------------    -----------    ------------
Balance, September 30, 1996             $ 638,071    $ 15,695,154    $ 2,166,038    $ 18,499,263
                                        =========    ============    ===========    ============




Balance, January 1, 1995                $ 281,500    $ 20,174,448    $ 2,555,570    $ 23,011,518

   Net income                             313,728          38,273         53,120         405,121

   Distributions declared to partners    (130,263)     (2,228,613)      (246,402)     (2,605,278)
                                        ---------    ------------    -----------    ------------

Balance, September 30, 1995             $ 464,965    $ 17,984,108    $ 2,362,288    $ 20,811,361
                                        =========    ============    ===========    ============


                   The accompanying notes are an integral part
                         of these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (unaudited)

                                                         1996           1995
                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                        $   883,198    $   405,121
   Adjustments to reconcile net income to net
     cash provided by operating activities:
   Depreciation and amortization                       4,388,770      4,792,593
   Provisions for equipment impairment                   250,000        666,000
       Loss on sale of equipment                          30,356        116,797
       Rent and other receivables                       (630,350)      (242,989)
       Increase in other assets                          (11,326)          --
       Accounts payable and accrued liabilities            4,261         14,934
       Payable to affiliates                             176,335        162,637
       Deferred rental income                             11,087        (61,290)
                                                     ------------   ------------
         Net cash provided by operating activities     5,102,331      5,853,803
                                                     ===========    ===========

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of equipment                           75,400        665,944
   Purchases of equipment on operating leases           (805,938)    (2,423,591)
                                                     ------------   ------------
     Net cash used in investing activities              (730,538)    (1,757,647)
                                                     ===========    ===========

CASH FLOWS FROM FINANCING ACTIVITIES:

   Cash distributions paid to partners                (2,579,226)    (2,605,278)
                                                     ------------   ------------
     Net cash used in financing activities            (2,579,226)    (2,605,278)
                                                     ===========    ===========

NET INCREASE IN CASH AND
CASH EQUIVALENTS                                       1,792,567      1,490,878

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                    1,141,970        906,848
                                                     ------------   ------------
CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                        $ 2,934,537    $ 2,397,726
                                                     ===========    ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (unaudited)

1.   GENERAL

     The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the General Partners, necessary to fairly present the financial position of the Partnership as of September 30, 1996 and the results of its operations, changes in partners' equity and cash flows for the quarter and nine months then ended.

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

     The purchase price of the equipment acquired from AFG is equal to the lesser of the adjusted cost of the equipment or the appraised value of the equipment at the time of its acquisition by the Partnership ("AFG carrying value"). The adjusted cost of the equipment is equal to the price paid by AFG, plus the cost of an appraisal, AFG's cost of interim financing for the equipment and any taxes paid by AFG, less certain interim rentals received by AFG with respect to the equipment. The Partnership purchased equipment for purchase prices aggregating $782,464 during the nine months then ended September 30, 1996.

     Acquisition Fee The Managing General Partner, or its affiliates, receives or is entitled to receive a fee equal to (i) 2.25% of the purchase price of equipment purchased with net offering proceeds from the sale of Units, and (ii) 3.0% of the purchase price of equipment purchased with reinvested Partnership income as compensation for evaluating, selecting, negotiating and consummating the acquisition of the equipment. There was no acquisition fee payable with respect to the equipment purchased with the Class B Limited Partner's cash contributions. The Partnership paid acquisition fees of $23,474 during the nine months ended September 30, 1996 (none during the quarter then ended).

     Management Fees The General Partners are entitled to receive a monthly fee in an amount equal to 2.0% of gross rentals for Full Payout Leases, as defined in the Partnership Agreement (in general, leases for which rent due over the non-cancelable lease term exceeds the Partnership's cost of the equipment), and 5.0% of gross rentals for other leases (payable 66.67% to the Managing General Partner and 33.33% to the Administrative General Partner) as compensation for services rendered in connection with the management of the equipment. Management fees of $75,709 and $235,197 were earned by the General Partners with respect to the rentals earned by the Partnership during the quarter and nine months ended September 30, 1996.

     Disposition Fees The General Partners, or their affiliates, are entitled to receive a subordinated disposition fee in an amount equal to the lesser of
(i) 50% of the fee that would be charged by an unaffiliated party, or (ii) 3% of the gross contract price relating to each sale of equipment (payable 50% to the Managing General Partner or its affiliates and 50% to the Administrative General Partner) as compensation for negotiating and consummating sales of equipment. Subordinated disposition fees payable with respect to sales and dispositions during the quarter and nine months ended September 30, 1996 aggregated $893 and $6,062 respectively. Cumulative subordinated disposition fees totaled $46,939 at such date. These fees, which were charged to operations, are not currently payable since their payment is subordinated to the Class A Limited Partners having received cash distributions equal to their capital contributions, plus an 8% annual cumulative return (as defined in the Partnership Agreement).

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

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York ("District Court") to be used to resolve the litigation. On July 17, 1996, the District Court granted preliminary approval of the proposed settlement of the class action litigation. As part of the class action settlement, PaineWebber agreed to pay $125 million and additional consideration to class members. A final hearing on the proposed settlement is scheduled to continue in November 1996.

     In February 1996, approximately 230 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited partnership interests. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages. In September 1996, the California Superior Court dismissed many of the plaintiffs' claims as barred by the applicable statutes of limitation.

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

     The Partnership commenced its equipment reinvestment phase during 1993 by investing excess cash flows available after the payment of the distributions to the partners in additional equipment. As of September 30, 1996, equipment purchased pursuant to the reinvestment program including acquisition fees and expenses totaled $13,266,686 of which $805,938 was acquired during the 9 months ended September 30, 1996. As of September 30, 1996, the Partnership had approximately $2,551,000 of cash generated from operating activities and sales of equipment in excess of accrued distributions which is available for reinvestment in additional equipment. Of such amount, $1,126,000 (including acquisition fees) was reinvested in additional leased equipment in October 1996. Additional equipment will be purchased pursuant to the reinvestment program during 1996 and in future years during the reinvestment period (which will end in either 1999 or 2000, at the General Partners' discretion).

     The Partnership invests working capital and cash flow from operations prior to its distribution to the partners or its reinvestment in additional equipment in short-term highly liquid investments. These investments are primarily short-term commercial paper issued by large domestic corporations. At September 30, 1996, the Partnership's cash of approximately $2,900,000 was primarily invested in commercial paper.

     Cash and cash equivalents increased $1,792,567 from $1,141,970 at December 31, 1995 to $2,934,537 at September 30, 1996. This increase primarily represented the amount by which cash generated by operating activities and cash from sales exceeded distribution requirements and leased equipment purchased pursuant to the reinvestment program during the nine months ended September 30, 1996.

     Rent and other receivables increased $678,135 from $757,025 at December 31, 1995 to $1,435,160 at September 30, 1996. Accounts receivable established with respect to equipment sales and dispositions increased $126,667 from $65,400 at December 31, 1995 to $192,067 at September 30, 1996; in addition, there was an overall increase in other receivables.

     During the quarter and nine months ended September 30, 1996, the Partnership declared distributions of cash flow received from operations in the amount of $868,426 and $2,605,278 respectively. All distributions to the Class A Limited Partners represented an annualized distribution rate of 11% of their contributed capital and all distributions to the Class B Limited Partner represented an annualized distribution rate of 10% of its contributed capital.

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

     Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. Based upon the amount of net income reported by the Partnership for accounting purposes, approximately 70%, respectively, of the 11% cash distributions to the Class A Limited Partners for the quarter ended September 30, 1996 (76% for the nine months then ended) constituted a return of capital. Additionally, since inception, approximately 79% of the Class A Limited Partner's 11% cash distributions constituted a return of capital. However, the total actual return on capital over a leasing partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized.

Litigation

     See Footnote 3, "Legal Matters", for a discussion of certain litigation to which the Partnership is a party.

RESULTS OF OPERATIONS

     Substantially all of the Partnership's revenue during the three months ended September 30, 1996 was generated from the leasing of the equipment to unaffiliated third parties under triple net leases which were in effect at the time the equipment was acquired by the Partnership. The balance of the Partnership's revenue consisted of interest income from temporary investments and net gain on sales and dispositions of equipment.

     Under the terms of the triple net leases, all expenses related to the ownership and operation of the equipment during the quarter and nine months ended September 30, 1996 were paid for by the lessees. The Partnership recorded depreciation expense pertaining to the equipment and incurred management fees and certain general and administrative expenses in connection with the operations of the Partnership. General and administrative expenses consisted primarily of investor reporting expenses and transfer agent and audit fees.

1996 Compared to 1995

     The Partnership reported net income of $314,563 and $883,198 for the quarter and nine months ended September 30, 1996 (1996 Quarter and 1996 Period) as compared to $30,823 and $405,121 for the quarter and nine months ended September 30, 1995 (1995 Quarter and 1995 Period). The principal reason for the increase in net income in the 1996 Quarter and 1996 Period as compared to the 1995 Quarter and 1995 Period was that a provision for equipment impairment of $666,000 was provided in the 1995 Period ($416,000 in the 1995 Quarter) as compared to $250,000 in the 1996 Period ($175,000 in the 1996 Quarter).

     Rental income decreased by $219,026 and $451,726, or 10% and 7%, respectively during the 1996 Quarter and 1996 Period as compared to the 1995 Quarter and 1995 Period, principally due to the sale of equipment upon lease expiration subsequent to the 1995 Quarter (which was earning rental revenue in the 1995 Quarter) and the renewal of certain equipment at lower rates, partially offset by rentals from equipment purchased on or after September 30, 1995.

     Interest income decreased by $6,203 but increased by $393 or (17%) and 1% in the 1996 Quarter and 1996 Period, respectively, as compared to the 1995 Quarter and 1995 Period due principally to the balances of funds available for reinvestment. These funds are invested in short-term highly liquid investments until utilized to purchase additional equipment.

     Depreciation and amortization expense decreased by $250,450 and $403,823 or 16% and 8% in the 1996 Quarter and 1996 Period, respectively, as compared to the 1995 Quarter and 1995 Period due to a decrease in equipment subject to operating leases (attributable to equipment sold subsequent to the 1995 Quarter offset by equipment purchased subsequent to the 1995 Quarter), and was consistent with the decrease in rental income.

     Management fees and subordinated dispositions fees decreased by 14% or $12,400 in the 1996 Quarter as compared to the 1995 Quarter. Subordinated disposition fees incurred with respect to equipment sold or disposed during the 1996 Quarter ($893) increased by $389 as compared to the 1995 Quarter ($504). However, management fees decreased by approximately 14% or $12,789 in the 1996 Quarter as compared to the 1995 Quarter as a result of the decrease in rental revenues upon which such fees are based. Management fees and subordinated disposition fees decreased by $43,295 or 15% in the 1996 Period as compared to the 1995 Period. Subordinated disposition fees decreased by $15,532 in the 1996 Period ($6,062) as compared to the 1995 Period ($21,594). Management fees decreased by 11% or $27,763 in the 1996 Period as compared to the 1995 Period as a result of the decrease in rental revenue upon which such fees are based.

     General and administrative expenses increased by $11,712 and $20,149 or 74% and 26% in the 1996 Quarter and 1996 Period as compared to the 1995 Quarter and 1995 Period. The reason for the increase in the 1996 Period as compared to the 1995 Period was due principally to an increase in partnership level income taxes; the general and administrative expenses for the 1996 Quarter were consistent with prior 1996 Quarters and consistent with the Partnership's level of operations.

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

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York ("District Court") to be used to resolve the litigation. On July 17, 1996, the District Court granted preliminary approval of the proposed settlement of the class action litigation. As part of the class action settlement, PaineWebber agreed to pay $125 million and additional consideration to class members. A final hearing on the proposed settlement is scheduled to continue in November 1996.

     In February 1996, approximately 230 plaintiffs filed an action entitled Abbate v. PaineWebber Inc. in Sacramento, California Superior Court against PaineWebber Incorporated and various affiliated entities concerning the plaintiff's purchases of various limited partnership interests. The complaint alleges, among other things, that PaineWebber and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages. In September 1996, the California Superior Court dismissed many of the plaintiffs' claims as barred by the applicable statutes of limitation.

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

Item 6. Exhibits and Reports on Form 8-K

     (a)  None

     (b) The Partnership did not file a report on Form 8-K during the third quarter of the fiscal year ending December 31, 1996

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

                        PW Preferred Yield Fund II, L.P.
                        (Registrant)

                        By: General Equipment Management II, Inc. A General Partner

Date:  November 7, 1996          By:     /s/ Joseph P. Ciavarella
                                         ------------------------
                                         Joseph P. Ciavarella
                                         Vice President, Secretary,
                                         Treasurer and Chief Financial
                                         and Accounting Officer