Form 10-K
period 1996-12-31
PAINEWEBBER PREFERRED YIELD FUND 2 LP
filed 1997-03-31
CIK 880297

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

/X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended             December 31, 1996
                         -------------------------------------------------------

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                        to
                               ----------------------    -----------------------

Commission file number       0-22300
                      ----------------------------------------------------------

                        PW Preferred Yield Fund II, L.P.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                        84-1180783
                   --------                        ----------
          (State of organization)               (I.R.S. Employer
                                                Identification No.)

          98 North Washington Street
             Boston, Massachusetts                    02114
             ---------------------                    -----
             (Address of principal                  (Zip Code)
              executive offices)

Registrant's telephone number, including area code (617) 854-5800

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                   Units of Class A Limited Partner Interest
                   -----------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         State the aggregate market value of the voting stock held by non-affiliates of the Registrant: Not applicable.

                        PW Preferred Yield Fund II, L.P.
                       Annual Report on Form 10-K for the
                      Fiscal Year Ended December 31, 1996

                               Table of Contents

                                                                            Page

Part I

Item 1 Business ............................................................   1

Item 2 Properties ..........................................................   5

Item 3 Legal Proceedings ...................................................   5

Item 4 Submission of Matters to a Vote
         of Security Holders ...............................................   6

Part II

Item 5 Market for Registrant's Common Equity
         and Related Stockholder Matters ...................................   7

Item 6 Selected Financial Data .............................................   9

Item 7 Management's Discussion and
         Analysis of Financial Condition
         and Results of Operations .........................................  19

Item 8 Financial Statements ................................................ F-1

Item 9 Changes in and Disagreements with
         Accountants on Accounting and
         Financial Disclosure ..............................................  14

Part III

Item 10 Directors and Executive Officers
          of the Registrant ................................................  15

Item 11 Executive Compensation .............................................  18

Item 12 Security Ownership of Certain
          Beneficial Owners and Management .................................  18

Item 13 Certain Relationships and
          Related Transactions .............................................  19

Part IV

Item 14 Exhibits, Financial Statement Schedules
          and Reports on Form 8-K ..........................................  21

                                     PART I


Item 1.  Business

General

         PW Preferred Yield Fund II, L.P. (the "Partnership" or the "Registrant") is a limited partnership organized under the laws of the State of Delaware on October 1, 1991. The general partners of the Partnership are Pembroke Financial Limited Partnership, the Managing General Partner, a Massachusetts limited partnership, and General Equipment Management II, Inc., the Administrative General Partner, a Delaware corporation that is a wholly-owned subsidiary of Paine Webber Group Inc. The Managing General Partner is owned by Equis Financial Group Limited Partnership ("EFG") formerly known as American Finance Group ("AFG"), a Massachusetts limited partnership, which acts as Equipment Manager for the Partnership. (The Managing General Partner and the Administrative General Partner are sometimes hereinafter collectively referred to as the "General Partners".)

         PYB Limited Partnership, a Massachusetts limited partnership, is the Class B Limited Partner ("Class B Limited Partner"). AFG originally acquired all of the equity ownership interest in PYB Limited Partnership as of November 1, 1993. The Class B Limited Partner contributed cash to the Partnership in an amount equal to 12.5% of the aggregate purchase price of the equipment purchased with the offering proceeds received from the sale of the Units of Class A Limited Partner Interest ("Units") and the cash contributed by the Class B Limited Partner.

         Upon formation of the Partnership, the General Partners each contributed $500 to the Partnership. On September 10, 1992, the Partnership commenced a "best efforts" offering of 200,000 Units at $500 per Unit ($100,000,000). Through December 31, 1993 the Partnership had received gross proceeds of $25,118,000 representing 50,236 units. The Partnership's fifth closing for the sale of Units was held on January 13, 1994, at which time the Partnership received $1,467,000 of gross offering proceeds from the sale of 2,934 Units and $178,858 of capital contributions from the Class B Limited Partner. The Partnership had its final closing for the sale of units on July 26, 1994 at which time it received $428,500 of gross offering proceeds from the sale of 857 units and $52,240 of capital contributions from the Class B Limited Partner. The Partnership's six closings representing gross proceeds of $27,013,500 are summarized below:

                                                   Number               Gross
                                                    of                 Offering
      Date                                         Units               Proceeds
      ----                                         ------              --------
November 16, 1992                                  23,086            $11,543,000
December 23, 1992                                  10,521              5,260,500
March 31, 1993                                      9,958              4,979,000
August 19, 1993                                     6,671              3,335,500
January 13, 1994                                    2,934              1,467,000
July 26, 1994                                         857                428,500
                                                   ------            -----------
                                                   54,027            $27,013,500
                                                   ======            ===========

The Partnership incurred $3,260,594 of sales commissions and other offering expenses in connection with the sale of these Units, thus receiving $23,752,906 of net offering proceeds.

         In the aggregate, the Class B Limited Partner contributed $231,098, $1,022,543 and $2,031,736 during 1994, 1993 and 1992, respectively.

         The Partnership is acquiring, on an all-cash basis, a portfolio of equipment subject to triple net leases with unaffiliated third parties. The equipment purchased by the Partnership consists of industrial equipment, including, but not limited to, materials handling, mining, transportation and manufacturing testing equipment, and business equipment, including, but not limited to, computers and computer-related and telecommunications equipment. The Partnership expects that the equipment purchased in the future will be similar equipment. Business equipment owned by the Partnership is limited to 60% of the value of the Partnership's total equipment.

         The equipment is purchased by EFG directly from the manufacturer or from independent third parties and resold to the Partnership. The Partnership's purchase price for the equipment is equal to the lesser of the adjusted cost of the equipment or the appraised value of the equipment at the time of its acquisition by the Partnership. The adjusted cost of the equipment is equal to the price paid by EFG, plus the cost of an appraisal, EFG's cost of interim financing for the equipment and any taxes paid by EFG less interim rentals received by EFG. However, if in the future there are delays in identifying transactions for reinvestment, the Partnership might develop alternative sources for transactions including outside brokers. This may make it more difficult to find transactions that fit the Partnership's objectives because generally brokers will either charge a fee (which would be additional to fees already charged) or mark up the price of equipment for sale. (See below for further discussion regarding the purchase of AFG's lease origination business by PLM.)

         The Partnership does not purchase an inventory of unleased equipment, but only acquires equipment that is already subject to short-term leases (generally, 5 years or less). The Partnership's business is not subject to seasonal variations.

         At least 65% of the Partnership's initial equipment has been and will be leased to lessees which are investment grade lessees, or which are operating subsidiaries of entities which are investment grade companies. An investment grade lessee is a company with a credit rating of not less than Baa, as determined by Moody's Investor Services, Inc. or comparable credit ratings, as determined by other recognized credit rating services. No more than 15% of the equipment will be leased to a single lessee or its affiliates.

         The Partnership is required to dissolve and distribute all of its assets no later than December 31, 2005. However, the General Partners anticipate that all equipment will be sold and that the Partnership will be liquidated between 2000 and 2003.

         During the reinvestment period (which will end in either 1999 or 2000, at the General Partners' discretion) distributable cash flow in excess of current distributions to the Class A Limited Partners at an annualized distribution rate of 11% of their contributed capital, to the Class B Limited Partner at an annualized distribution rate of 10% of its contributed capital and to the General Partners, if any, will be reinvested in additional leased equipment. Upon the termination of the reinvestment period, all available cash flow will be distributed to the partners through the liquidation date.

         The Partnership's principal investment objectives are:

                  (i) to generate current cash distributions to the Class A Limited Partners from lease revenues (a substantial portion of which will constitute a return of capital);

                  (ii)     to preserve and protect Partnership capital; and

                  (iii) to generate additional cash distributions after the end of the reinvestment period (which will end in either 1999 or 2000, at the General Partners' discretion) from sales of equipment.

         In order to achieve these objectives, the General Partners have adopted the following policies: (a) to achieve investment diversification, reduce the average age of the Partnership's portfolio of equipment and enhance the overall return to Class A Limited Partners through reinvestment in additional equipment during the reinvestment period; and (b) to manage the Partnership's assets to maximize lease rentals and amounts received from the sale of equipment in order to protect the Partnership's capital.

         On January 1, 1995, AFG entered into a series of agreements with PLM International, Inc., a Delaware corporation headquartered in San Francisco, California ("PLM"), whereby PLM would: (i) purchase in a multi-step transaction, certain of AFG's assets and (ii) provide accounting, asset management and investor services to AFG and certain of AFG's affiliates, including the Partnership and all other equipment leasing programs managed by AFG (the "Investment Programs").

         On January 3, 1996, AFG and PLM executed an amendment to the 1995 agreements whereby PLM purchased: (i) AFG's lease origination business and associated contracts, (ii) the rights to the name "American Finance Group" and associated logo , and (iii) certain furniture, fixtures and computer software. Effective January 1, 1996, PLM hired AFG's marketing force and certain other support personnel in connection with the transaction and relinquished its responsibilities under the 1995 agreements to provide accounting, asset management and investor services to AFG, its affiliates and the Investment Programs after December 31, 1995. Accordingly, AFG and its affiliates retain ownership and control and all authority and rights with respect to each of the general partners or managing trustees of the Investment Programs; and AFG, as Managing General Partner, will continue to provide acquisition and asset management services to the Partnership.

         Pursuant to the 1996 amendment to the 1995 agreements, AFG and certain of its affiliates agreed not to compete with the lease origination business sold to PLM for a period of five years. AFG reserved the right to satisfy all equipment needs of the Partnership and all other Investment Programs and reserved certain other rights. AFG also agreed to change its name, except where it is used in connection with the Investment Programs. AFG's management considers the amendment to the 1995 agreements to be in the best interests of AFG and the Partnership. In early 1996, AFG changed its name to EFG (see above description).

         At a meeting of the Board of Directors of General Equipment Management II, Inc. ("Board") in March of 1997, the Board adopted the policy regarding requests for Partner lists attached as Exhibit 11.

Equipment Portfolio

         The following table describes the Partnership's equipment portfolio as of December 31, 1996.

      Type                                                               Cost
      ----                                                               ----
Materials Handling                                                   $12,207,854
Construction and Mining                                                4,870,081
Transportation                                                         3,445,627
Medical, Research and Testing                                          2,275,259
Manufacturing Testing                                                    611,600
Computers and Printers                                                 6,193,531
Retail Sales                                                           2,893,144
Tele-Communication                                                     1,953,611
Furniture and Fixtures                                                 1,501,832
                                                                     -----------
                                                                     $35,952,539
                                                                     ===========

The above table includes computers and printers with original purchase prices aggregating $391,206 and materials handling equipment with original purchase prices aggregating $255,900 which were off lease at December 31, 1996.

Significant Lessees

         The Partnership leases its equipment to a significant number of lessees. Revenue from leases to AT&T Corp accounted for 12% of total rental revenues and rentals from leases to General Motors, Inc. and its affiliates accounted for approximately 10% of the total rental revenue of the Partnership during 1996.

         The Partnership is not dependent on any one or more of these lessees for future business. The Managing General Partner believes that alternative lessees are available in the event current lessees decide to no longer do business with EFG or the Partnership. As part of its investment objectives, the Partnership intends to further diversify its equipment portfolio in the future.

Competition

         The equipment leasing industry is highly competitive. Among the numerous existing and potential competitors of the Partnership for leases are equipment manufacturers, equipment dealers and brokers, leasing companies and financial institutions, as well as other limited partnerships and/or trusts organized and managed similarly to the Partnership. Many of these competitors have greater financial resources than the Partnership and more experience in the industry than the General Partners and their affiliates. Equipment manufacturers may present particularly strong competition because they may also provide certain ancillary services which the Partnership cannot offer directly, such as maintenance services (including possible equipment substitution rights), warranty services, purchase rights and trade-in privileges.

Employees

         The Partnership has no employees. The officers, directors and employees of the General Partners and their affiliates perform services on behalf of the Partnership. The General Partners are entitled to certain fees and reimbursements of certain out-of-pocket expenses incurred in connection with the performance of these management services. See Item 10 of this Report, "Directors and Executive Officers of the Registrant", and Item 13 of this Report, "Certain Relationships and Related Transactions."

Item 2.  Properties

         The Partnership does not own or lease any properties other than the equipment which is discussed in Item 1 of this Report, "Business."

Item 3.  Legal Proceedings

         In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York ("District Court") concerning PaineWebber Incorporated sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and PaineWebber Group, Inc. (together, "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re: PaineWebber Limited Partnerships Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including the Administrative General Partner of the Partnership.

         The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in the Partnership, PaineWebber and the Administrative General Partner (1) failed to provide adequate disclosure of the risks involved with the Partnership; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs also alleged that following the sale of the Partnership investments PaineWebber and the Administrative General Partner misrepresented financial information about the Partnership's value and performance. The amended complaint alleged that

PaineWebber and the Administrative General Partner violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

         On May 30, 1995, the District Court certified class action treatment of the plaintiffs' claims in the class action entitled, In re:
PaineWebber Limited Partnerships Litigation.

         In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties agreed to settle the case. A definitive settlement agreement was signed in July 1996 and in March 1997, the District Court approved the settlement as fair and reasonable. Under the terms of the settlement, PaineWebber agreed to pay $125 million and additional consideration to class members.

         Under certain circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber and its affiliates, including the Administrative General Partner were entitled to indemnification from the Partnership for expenses and liabilities in connection with the above litigation. PaineWebber and its affiliates have agreed to not seek any indemnification from the Partnership for any amounts payable in connection with the aforementioned litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Limited Partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1996.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         There is no organized trading market for the purchase and sale of the Units and certain measures have been adopted and implemented to assure that no organized trading market will develop.

         As of March 1, 1997, the number of Limited Partners was approximately 1,300.

         The Partnership declared the following distributions to its Class A Limited Partners out of cash flow received from operations during 1996 and 1995:

 Period During
     Which                    Amount Of
Distribution Cash           Distribution
  Was Generated               Per Unit       Record Date          Payment Date
  -------------               --------       -----------          ------------
January 1996                    4.58      February 1, 1996     February 25, 1996
February 1996                   4.58         March 1, 1996        March 25, 1996
March 1996                      4.59         April 1, 1996        April 25, 1996
April 1996                      4.58           May 1, 1996          May 25, 1996
May 1996                        4.58          June 1, 1996         June 25, 1996
June 1996                       4.59          July 1, 1996         July 25, 1996
July 1996                       4.58        August 1, 1996       August 25, 1996
August 1996                     4.58     September 1, 1996    September 26, 1996
September 1996                  4.59       October 1, 1996      October 24, 1996
October 1996                    4.58      November 1, 1996     November 25, 1996
November 1996                   4.58      December 1, 1996     December 27, 1996
December 1996                   4.59       January 1, 1997      January 24, 1997

January 1995                    4.58      February 1, 1995     February 25, 1995
February 1995                   4.58         March 1, 1995        March 25, 1995
March 1995                      4.59         April 1, 1995        April 25, 1995
April 1995                      4.58           May 1, 1995          May 25, 1995
May 1995                        4.58          June 1, 1995         June 25, 1995
June 1995                       4.59          July 1, 1995         July 25, 1995
July 1995                       4.58        August 1, 1995       August 25, 1995
August 1995                     4.58     September 1, 1995    September 25, 1995
September 1995                  4.59       October 1, 1995      October 25, 1995
October 1995                    4.58      November 1, 1995     November 27, 1995
November 1995                   4.58      December 1, 1995     December 26, 1995
December 1995                   4.59       January 1, 1996       January 26,1996

       All distributions above were paid to all Class A Limited Partners.

         Total distributions declared to all partners for 1996 and 1995 were as follows:

                                                     1996                1995
                                                  ----------          ----------
Class A Limited Partners                          $2,971,485          $2,971,485
Class B Limited Partner                              328,536             328,536
General Partners                                     173,685             173,685
                                                  ----------          ----------
                                                  $3,473,706          $3,473,706
                                                  ==========          ==========

         Distributions may be characterized for tax, financial reporting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. Based upon the amount of net income reported by the Partnership for financial reporting purposes, approximately 81% and 94%, respectively, of the 11% cash distributions to the Class A Limited Partners for the years ended December 31, 1996 and 1995 constituted a return of capital. Additionally, since inception approximately 80% of the 11% cash distributions to the Class A Limited Partners constituted a return of capital. However, the total actual return on capital can only be determined at the termination of the partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized.

         It is anticipated that the Partnership will continue to make monthly distributions to Class A Limited Partners at an annualized rate of 11% of contributed capital ($4.58 or $4.59 per Unit per month) through 1997. As referenced above, a substantial portion of each distribution will continue to constitute a return of capital.

Item 6.  Selected Financial Data

         The following selected financial data of the Partnership has been derived from the financial statements for the indicated period. The information set forth below should be read in conjunction with the Partnership's financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Items 8 and 7, respectively, of this Report.

                                                                                                                          As of
                                                                                                                      December 31,
                                                                                                                      1992 or the
                                                                                                                      Period from
                                                                                                                      November 16,
                                                                                                                          1992
                                            As of              As of               As of             As of           (Commencement
                                         December 31,        December 31,       December 31,       December 31,      of Operations)
                                         1996 or Year        1995 or Year       1994 or Year       1993 or Year         through
                                      Ended December 31,  Ended December 31,  Ended December 31, Ended December 31,   December 31,
                                             1996                1995              1994                1993               1992
                                          -----------        -----------        -----------        -----------        -----------
Total Revenue (1)                         $ 7,536,793        $ 8,271,776        $ 8,303,838        $ 6,158,305        $   508,681

Net Income                                    979,886            683,531          1,247,403          1,050,148            112,757

Net income per Class A Limited

  Partnership Unit (2)                          10.52               3.31              13.96              15.32               3.20

Total Assets                               18,597,031         21,067,151         23,852,273         23,979,124         16,937,808

Total Partners' Equity                     17,727,523         20,221,343         23,011,518         23,297,722         16,691,411

Distributions Declared to Partners          3,473,706          3,473,706          3,436,536          2,799,669            201,868

----------------------

(1) Includes net loss on sales and dispositions of equipment of $105,180, $101,317 and $50,498 for the years ended December 31, 1996, 1995 and 1994, respectively, and net gain on sale of equipment of $14,428 for the year ended December 31, 1993.

(2)      Based upon weighted average number of Class A Units outstanding.


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

       The Partnership commenced operations on November 16, 1992. The Partnership purchased portions of its equipment portfolio following each of the six closings for the sale of Units which were held during 1994, 1993 and 1992 and additional equipment pursuant to the reinvestment program. The Partnership used the contributed capital from Class A and Class B investors to purchase a total of $1,898,275, $8,415,175 and $16,689,014 of equipment during 1994, 1993 and 1992, respectively (not including equipment purchased pursuant to the Partnership's reinvestment program) and the balance of $35,819 was retained as working capital.

         The Partnership commenced operations on November 16, 1992. The Partnership purchased portions of its equipment portfolio following each of the six closings for the sale of Units which were held during 1994, 1993 and 1992 and additional equipment pursuant to the reinvestment program. The Partnership used the contributed capital from Class A and Class B investors to purchase a total of $1,898,275, $8,415,175 and $16,689,014 of equipment during 1994, 1993 and 1992, respectively (not including equipment purchased pursuant to the Partnership's reinvestment program) and the balance of $35,819 was retained as working capital.

         The Partnership commenced its equipment reinvestment phase during 1993 by investing excess cash flows available after the payment of the distributions to the partners in additional equipment. As of December 31, 1996, equipment purchased pursuant to the reinvestment program totaled $14,503,608 of which $2,042,859 was acquired in the year ended December 31, 1996. At December 31, 1996, the Partnership had approximately $2,135,000 of cash flows from operations and sales of equipment in excess of distributions and accrued distributions which is available for reinvestment in additional equipment. Additional equipment will be purchased pursuant to the reinvestment program during 1997 and in future years during the reinvestment period (which will end in either 1999 or 2000, at the General Partners' discretion).

         The Partnership invests working capital and cash flow from operations prior to its distribution to the partners or its reinvestment in additional equipment in short-term highly liquid investments. These investments are primarily short-term commercial paper issued by large domestic corporations. At March 1, 1997, the Partnership's cash of approximately $1.6 million was primarily invested in commercial paper.

       During 1996, 1995 and 1994, the Partnership declared distributions of cash flow received from operations and sales of $3,473,706, $3,473,706 and $3,436,536 respectively. All distributions to the Class A Limited Partners represent an annualized distribution rate of 11% of their contributed capital and all distributions to the Class B Limited Partner represent an annualized distribution rate of 10% of its contributed capital.

         Distributions may be characterized for tax, financial reporting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. Based upon the amount of net income reported by the Partnership for financial reporting purposes, approximately 81%, 94%, and 75%, respectively, of the 11% cash distributions to the Class A Limited Partners for the years ended December 31, 1996, 1995, and 1994 constituted a return of capital. However, the total actual return on capital over a leasing partnership's life can only be determined upon termination of a partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized.

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

Litigation

See Item 3, "Legal proceedings" for a discussion of certain class action lawsuits.

Results of Operations

1996 Compared to 1995

         The Partnership reported net income of $979,886 for the year ended December 31, 1996 ("1996 Period") as compared to $683,531 for the year ended December 31, 1995 ("1995 Period"). While rental income and depreciation decreased proportionately in the 1996 period the principal reason for the change in net income were the reduced write downs for equipment impairment in the 1996 Period as compared to the 1995 Period.

         Rental income decreased by $736,983 or 9%, during the 1996 Period as compared to the 1995 Period, principally due to the sale of equipment upon lease expiration subsequent to the 1995 Period (which was earning rental revenue in the 1995 Period) and the renewal of certain equipment at lower rates, partially offset by rental from equipment purchased in 1996.

         Interest income increased by $5,863, or 6%, in the 1996 Period as compared to the 1995 Period due principally to the balances of funds available for reinvestment. These funds are invested in short-term, highly liquid investments until utilized to purchase additional equipment.

         Depreciation and amortization expense decreased by $570,568 or 9% in the 1996 Period as compared to the 1995 Period which was consistent with the decrease in rental income.

         Management fees and subordinated disposition fees decreased by 16%, or $57,915, in the 1996 Period as compared to the 1995 Period. Management fees decreased by $40,760 or 12% in the 1996 Period as compared to the 1995 Period which was consistent with the decrease in rental income as well as the leases in place in the respective periods. Subordinated disposition fees decreased by $17,155 in the 1996 Period as compared to the 1995 Period due to a decrease in equipment sales proceeds.

         General and administrative expenses increased by $13,145, or 13%, in the 1996 Period as compared to the 1995 Period. The reason for the increase in the 1996 Period as compared to the 1995 Period was due principally to an increase in Partnership level income taxes; other general and administrative expenses incurred in the 1996 Period were consistent with the 1995 Period and consistent with the Partnership's level of operations.

1995 Compared to 1994

         The Partnership reported net income of $683,531 for the 1995 Period as compared to net income of $1,247,403 for the year ended December 31, 1994 ("1994 Period").

         The principal reasons for the decrease in net income in the 1995 Period as compared to the 1994 Period were the write downs for equipment impairment and the provision for bad debts provided during the 1995 Period, which exceeded the amount provided in the 1994 Period.

         Rental income decreased by $47,613 or approximately 1% in the 1995 Period as compared to the 1994 Period, principally because the rents generated in the 1995 Period by equipment purchased subsequent to the 1994 Period was more than offset by equipment whose leases expired subsequent to the 1994 Period and which were either sold, renewed at lower rates or returned.

         Interest income increased substantially, in the amount of $66,370 in the 1995 Period as compared to the 1994 Period due to an increase in funds available for reinvestment. These funds are invested in short-term, highly liquid investments until utilized to purchase additional equipment.

         Depreciation and amortization expense decreased by $183,890 or approximately 3% in the 1995 Period compared to the 1994 Period. These variances were consistent with the variances in rental income as well as the related estimated useful lives of equipment subject to leases in the respective periods.

         Management fees and subordinated disposition fees increased by $7,901, or approximately 2% in the 1995 Period. Disposition fees incurred in the 1995 Period totaled $23,846 as compared to $7,559 in the 1994 Period. Management fees decreased by $8,386 or 2% in the 1995 Period as compared to the 1994 Period which is consistent with the equipment leases in place and their related fee structures and rental income recognized.

         General and administrative expenses increased by $16,799 or approximately 20% in the 1995 Period as compared to the 1994 Period which was the result of certain first quarter 1995 administrative costs reflected in the 1995 Period.

Results of Operations

Inflation and Changing Prices

         Inflation has not had any material impact on the operations or financial condition of the Partnership from inception through December 31, 1996. However, inflation and changing prices, in addition to other factors, may affect subsequent leasing rates and the eventual selling price of the Partnership's equipment.

Item 8.  Financial Statements and Supplementary Data


                        PW PREFERRED YIELD FUND II, L.P.

List of Financial Statements

                                                                            Page

Report of Independent Public Accountants                                     F-2
Balance Sheets - December 31, 1996 and 1995                                  F-3
Statements of Income for the Years ended
  December 31, 1996, 1995 and 1994                                           F-4
Statements of Partners' Equity for the Years
  ended December 31, 1996, 1995 and 1994                                     F-5
Statements of Cash Flows for the Years ended
    December 31, 1996, 1995 and 1994                                         F-6
Notes to Financial Statements                                                F-7

All Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted since;
(1) the information required is disclosed in the financial statements and notes therein; (2) schedules are not required under the related instructions; or (3) the schedules are inapplicable.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of PW Preferred Yield Fund II, L.P.:

We have audited the accompanying balance sheets of PW Preferred Yield Fund II, L.P. (a Delaware limited partnership), as of December 31, 1996, and the related statements of income, partners' equity and cash flows for the year ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain a reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PW Preferred Yield Fund II, L.P. as of December 31, 1996 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The financial statements of the Partnership as of December 31, 1995 and 1994 were audited by other auditors, whose report, dated March 8, 1996, expressed an unqualified opinion on those statements.

New York, New York

March 25, 1997

                        PW PREFERRED YIELD FUND II, L.P.

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                                                             1996             1995
                                                                         -----------      -----------
                                     ASSETS

Cash and cash equivalents                                                $ 2,524,801      $ 1,141,970
Rent and other receivables, net of allowance for doubtful
  accounts of $125,000 and $75,000 at December 31, 1996
  and 1995, respectively                                                   1,175,409          678,135
Equipment subject to operating leases, net of accumulated
  depreciation of $19,793,564 and $15,875,879 at December
  31, 1996 and 1995, respectively, and write downs for
  equipment impairment of $775,154 and $568,737
  at December 31, 1996 and 1995, respectively. (Note 4)                   14,736,716       19,229,813
Equipment available for sale or lease, net of accumulated
  depreciation of $512,405 at December 31, 1996                              134,700           --
Organization costs, net and other assets                                      25,405           17,233
                                                                         -----------      -----------
Total Assets                                                             $18,597,031      $21,067,151
                                                                         ===========      ===========
                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
  Accounts payable and accrued liabilities                               $   129,281      $    84,590
  Payables to affiliates (Note 5)                                            260,996          308,658
  Deferred rental income                                                     125,500          133,476
  Distributions payable to partners                                          353,731          319,084
                                                                         -----------      -----------
    Total Liabilities                                                        869,508          845,808
                                                                         -----------      -----------
Commitments and Contingencies (Note 8)

PARTNERS' EQUITY:
  General Partners                                                           653,082          530,336
  Limited Partners
  Class A (54,027 Units outstanding at
    December 31, 1996 and 1995, respectively)                             14,978,906       17,381,975
  Class B                                                                  2,095,535        2,309,032
                                                                         -----------      -----------
  Total Partners' Equity                                                  17,727,523       20,221,343
                                                                         -----------      -----------
    Total Liabilities and Partners' Equity                               $18,597,031      $21,067,151
                                                                         ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                        PW PREFERRED YIELD FUND II. L.P.

                              STATEMENTS OF INCOME

                              FOR THE YEARS ENDED

                        DECEMBER 31, 1996, 1995 AND 1994

                                                            1996              1995               1994
                                                         -----------       -----------       -----------
REVENUE:
  Rentals from operating leases                          $ 7,536,497       $ 8,273,480       $ 8,321,093
  Net loss on sale of equipment                             (105,180)         (101,317)          (50,498)
  Interest income                                            105,476            99,613            33,243
                                                         -----------       -----------       -----------
                                                           7,536,793         8,271,776         8,303,838
                                                         ===========       ===========       ===========
EXPENSES:
  Depreciation and amortization                            5,755,754         6,326,322         6,510,212
  Management and disposition fees (Note 5)                   311,245           369,160           361,259
  Provisions for bad debts and write downs
    for equipment impairment                                 375,000           791,000           100,000
  General and administrative (Note 5)                        114,908           101,763            84,964
                                                         -----------       -----------       -----------
                                                           6,556,907         7,588,245         7,056,435
                                                         ===========       ===========       ===========
NET INCOME                                               $   979,886       $   683,531       $ 1,247,403
                                                         ===========       ===========       ===========
NET INCOME ALLOCATED:
  To the General Partners                                $   296,431       $   422,521       $   350,087
  To the Class A Limited Partners                            568,416           179,012           745,880
  To the Class B Limited Partner                             115,039            81,998           151,436
                                                         -----------       -----------       -----------
                                                         $   979,886       $   683,531       $ 1,247,403
                                                         ===========       ===========       ===========
NET INCOME PER WEIGHTED AVERAGE
  NUMBER OF UNITS OF CLASS A LIMITED
  PARTNER INTEREST OUTSTANDING                           $     10.52       $      3.31       $     13.96
                                                         ===========       ===========       ===========
WEIGHTED AVERAGE NUMBER OF UNITS
  OF CLASS A LIMITED PARTNER
  INTERESTS OUTSTANDING                                       54,027            54,027            53,447
                                                         ===========       ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                        PW PREFERRED YIELD FUND II. L.P.

                         STATEMENTS OF PARTNERS' EQUITY

                              FOR THE YEARS ENDED

                        DECEMBER 31, 1996, 1995 AND 1994

                                                                Class A            Class B
                                             General            Limited            Limited
                                             Partners           Partners           Partner              Total
                                           ------------       ------------       ------------       ------------
Balance, December 31, 1993                 $    105,452       $ 20,666,538       $  2,525,732       $ 23,297,722
  Capital contributions                       1,895,500            231,098          2,126,598

  Commissions and expenses paid in
  connection with the sale of Class A
  Limited Partnership Units                      (2,237)          (193,753)           (27,679)          (223,669)

  Net income                                    350,087            745,880            151,436          1,247,403

  Distributions declared to partners           (171,802)        (2,939,717)          (325,017)        (3,436,536)
                                           ------------       ------------       ------------       ------------
Balance, December 31, 1994                      281,500         20,174,448          2,555,570         23,011,518

  Net income                                    422,521            179,012             81,998            683,531

  Distributions declared to partners           (173,685)        (2,971,485)          (328,536)        (3,473,706)
                                           ------------       ------------       ------------       ------------
Balance, December 31, 1995                      530,336         17,381,975          2,309,032         20,221,343

  Net income                                    296,431            568,416            115,039            979,886

  Distributions declared to partners           (173,685)        (2,971,485)          (328,536)        (3,473,706)
                                           ------------       ------------       ------------       ------------
Balance, December 31, 1996                 $    653,082       $ 14,978,906       $  2,095,535       $ 17,727,523
                                           ============       ============       ============       ============

   The accompanying notes are an integral part of these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                            STATEMENTS OF CASH FLOWS

                              FOR THE YEARS ENDED

                        DECEMBER 31, 1996, 1995 AND 1994

                                                                                      1996         1995          1994
                                                                                  -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                               $   979,886   $   683,531   $ 1,247,403
         Adjustments to reconcile net income to net
                  cash provided by operating activities:
                           Depreciation and amortization                            5,755,754     6,326,322     6,510,212
                           Write downs for equipment impairment                       325,000       716,000       100,000
                           Provision for bad debts                                     50,000        75,000            --
                           Loss on sale of equipment                                  105,180       101,317        50,498
                           Change in assets and liabilities:
                                    Rent and other receivables                       (578,900)     (286,327)      275,781
                                    Accounts payable and accrued liabilities           44,691        27,162        15,035
                                    Payables to affiliates                            (47,662)      127,592       136,616
                                    Deferred rental income                             (7,976)     (149,701)      (14,986)
                                    Other assets                                      (17,572)           --            --
                                                                                  -----------   -----------   -----------
                                       Net cash provided by operating activities    6,608,401     7,620,896     8,320,559
                                                                                  -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from sale and disposition of equipment                              256,348       746,371       235,079
         Purchases of equipment on operating leases                                (2,042,859)   (4,658,439)   (6,926,079)
                                                                                  -----------   -----------   -----------
                  Net cash used in investing activities                            (1,786,511)   (3,912,068)   (6,691,000)
                                                                                  -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Partners' capital contributions                                                   --            --     2,126,598
         Commissions and expenses paid in connection
                  with the sale of Class A Limited Partner Units                           --            --      (223,669)
         Cash distributions paid to partners                                       (3,439,059)   (3,473,706)   (3,413,848)
                                                                                  -----------   -----------   -----------
                  Net cash used in financing activities                            (3,439,059)   (3,473,706)   (1,510,919)
                                                                                  -----------   -----------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                           1,382,831       235,122       118,640

CASH AND CASH EQUIVALENTS
         AT BEGINNING OF PERIOD                                                     1,141,970       906,848       788,208
                                                                                  -----------   -----------   -----------
CASH AND CASH EQUIVALENTS
         AT END OF PERIOD                                                         $ 2,524,801   $ 1,141,970   $   906,848
                                                                                  ===========   ===========   ===========
Cumulative distributions declared but unpaid                                      $   353,731   $   319,084   $   319,084
                                                                                  ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

1.       ORGANIZATION OF THE PARTNERSHIP

         PW Preferred Yield Fund II, L.P., a Delaware limited partnership (the "Partnership"), was formed on October 1, 1991 for the purpose of acquiring and leasing equipment. The Partnership is acquiring, on an all-cash basis, a portfolio of equipment subject to triple net leases (i.e. repairs, insurance and taxes are paid by the lessees) with unaffiliated third parties.

         Pembroke Financial Limited Partnership, a Massachusetts limited partnership (the "Managing General Partner") and General Equipment Management II, Inc., a Delaware corporation (the "Administrative General Partner") are the General Partners of the Partnership. The Managing General Partner is affiliated with American Finance Group ("AFG"), a Massachusetts general partnership, which acts as Equipment Manager for the Partnership. The Administrative General Partner is a wholly-owned subsidiary of PaineWebber Group Inc. PYB Limited Partnership, a Massachusetts limited partnership, is the Class B Limited Partner ("Class B Limited Partner"). AFG acquired all of the equity ownership interest in PYB Limited Partnership as of November 1, 1993.

         Upon formation of the Partnership, the General Partners each contributed $500 to the capital of the Partnership. On September 10, 1992, the Partnership commenced a "best efforts" offering of 200,000 Units of Class A Limited Partner Interest ("Units") at $500 per Unit ($100,000,000). The Partnership held its sixth and final closing on July 26, 1994 and the offering was terminated. Pursuant to the offering, the Partnership received $27,013,500 of gross offering proceeds from the sale of 54,027 Units of which $1,895,500, $8,314,500 and $16,803,500 were received during 1994, 1993 and 1992, respectively. The Partnership incurred $3,260,594 of commissions and other offering expenses in connection with the sale of these Units, thus receiving $23,752,906 of net offering proceeds.

         The Class B Limited Partner was required to contribute cash to the Partnership in an amount equal to 12.5% of the aggregate purchase price of the equipment purchased with the net offering proceeds received from the sale of Units and the cash contributed by the Class B Limited Partner. The Class B Limited Partner contributed $231,098, $1,022,543 and $2,031,736 during 1994, 1993 and 1992, respectively, to fulfill its obligation.

         The Partnership commenced operations on November 16, 1992. The Partnership used the contributed capital and reinvested cash flow to purchase a total of $2,042,859, $4,658,439 and $6,926,079 of equipment during 1996, 1995 and 1994, respectively (inclusive of related acquisition fees, structuring fees and expense allowances). Additional equipment will be acquired by the Partnership during 1997 and in future years during the reinvestment period (which will end in either 1999 or 2000, at the General Partners' discretion).

                        PW PREFERRED YIELD FUND II, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

2.       SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation The Partnership maintains its accounting records, prepares financial statements and files its tax returns on the accrual basis of accounting. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates by management relate to estimated residual or salvage values. Actual results could differ from those estimates.

         Cash and Cash Equivalents The Partnership invests working capital and cash flow from operations, prior to its distribution to the partners or its reinvestment in additional equipment, in short-term highly liquid investments. These investments are recorded at amortized cost which approximates fair market value.

         For purposes of the balance sheets and the statements of cash flows, the Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         Operating Leases Rentals from operating leases are recognized on a straight-line basis over the term of the lease. Equipment on operating leases is stated at cost, including the acquisition and structuring fees paid to the General Partners (see Note 5 "Transaction with Affiliates"), less accumulated depreciation. Depreciation is calculated on a straight-line basis over the lease terms, ranging from two to seven years, to an amount equal to the equipment's estimated residual value at the lease termination date. Residual values are determined at lease inception based on the estimated value of the Partnership's leased equipment at lease termination, as determined by the Managing General Partner. In estimating residual values, the Managing General Partner considers independent appraisals and other circumstances regarding the equipment and the lessee. Thereafter, the Managing General Partner re-evaluates residual estimates each accounting period. Any declines in the residual estimates are generally recorded through prospective additional depreciation charges during the remaining lease term. Additionally, if the Managing General Partner believes the value of a item of equipment has been other than temporarily impaired, a write down for equipment impairment will be provided to the extent of such loss in value.

         Organization Costs Organization costs are being amortized using the straight-line method over a period of five years.

                        PW PREFERRED YIELD FUND II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

         Deferred Rental Income Lease revenues received but not yet earned are deferred and recognized as income when earned.

         Income Taxes No provision for income taxes has been made in the financial statements because taxes on Partnership income are the responsibility of the individual partners rather than the Partnership.

         Net Income Per Unit of Class A Limited Partner Interest The net income per Unit of Class A Limited Partner Interest is computed by dividing the net income allocated to the Class A Limited Partners by the weighted average number of Units of Class A Limited Partner Interest outstanding during the period.

3.       PARTNERSHIP ALLOCATIONS

                               Cash Distributions

         Cash distributions, other than liquidating distributions, will be distributed 5% to the General Partners and 95% to the Class A Limited Partners and the Class B Limited Partner (collectively, the "Limited Partners"). The 95% distributed to the Limited Partners will generally be allocated between the Class A Limited Partners and the Class B Limited Partner in the manner set forth in the table below.

         1.       During the reinvestment period (which will end in 1999 or
                  2000):
                                                                                         Class A         Class B
                                                                                         Limited         Limited
                                                                                         Partners        Partner        Reinvested
                                                                                         --------        -------        ----------
                  (A)      Until The Class A Limited Partners have received an
                           11% annualized, cumulative distribution on their
                           capital contributions                                          100.0%             -              -

                  (B)      Cash remaining after (A) above and until the Class B
                           Limited Partner has received a 10% annualized
                           distribution on its capital contributions                          -          100.0%             -

                  (C)      Cash remaining after (B) above is to be reinvested in
                           additional equipment                                               -              -          100.0%

         2.       After the reinvestment period:

                  (A)      Until the Class A Limited Partners have received an
                           11% annualized, cumulative distribution on their
                           capital contributions                                          100.0%             -              -

                        PW PREFERRED YIELD FUND II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

                                                                                         Class A         Class B
                                                                                         Limited         Limited
                                                                                         Partners        Partner        Reinvested
                                                                                         --------        -------        ----------
                  (B)      Cash remaining after (A) above and until the Class B
                           Limited Partner has received a 10% annualized
                           distribution on its capital contributions                          -          100.0%             -

                  (C)      Cash remaining after (B) above and until the Class A
                           Limited Partners receive a return of their capital
                           contributions, plus a 9% annual, cumulative
                           distribution compounded quarterly on their adjusted
                           capital contributions ("Payout")                                87.5%          12.5%             -

                  (D)      Cash remaining after (C) above and until the Class B
                           Limited Partner has received any previously
                           undistributed portion of its 10% annualized
                           distribution on its capital contributions                          -          100.0%             -

                  (E)      Cash remaining after (D) above and until the Class B
                           Limited Partner achieves Payout                                 12.5%          87.5%             -

                  (F)      Cash remaining after (E) above                                  75.0%          25.0%             -

         Upon liquidation of the Partnership, cash available for distribution will be distributed in accordance with the partners' capital accounts after all allocations of profits and losses.

                               Profits and Losses

         Profits (not including the special allocations discussed below) are first allocated to offset current and prior year losses, if any. Remaining profits are then allocated among the partners in the same manner that cash distributions are allocated, or would be allocated (as set forth above) if cash distributions were equal to the allocable profits.

         Losses (not including the special allocations discussed below) are first allocated to offset current and prior year profits and then 1% to the General Partners and 99% to the Limited Partners. The 99% allocated to the Limited Partners will be shared 87.5% to the Class A Limited Partners and 12.5% to the Class B Limited Partner.

         There are several special allocation provisions included in the Partnership agreement of which the two most significant are as follows: First, commissions and expenses paid in connection with the sale of Units ("Offering Costs") are allocated 1% to the General Partners and 99% to the Limited Partners. The 99% allocated to the Limited Partners will be shared 87.5% to the Class A Limited Partners and 12.5% to the Class B Limited Partner. Second, depreciation with respect to the equipment and any losses resulting from the sale of equipment are allocated 1% to the General Partners and 99% to the Limited Partners, until the cumulative amount of depreciation and losses so

                        PW PREFERRED YIELD FUND II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

allocated to the Limited Partners equal their aggregate capital contributions, net of allocated Offering Costs. The 99% allocated to the Limited Partners will be shared by the Class A Limited Partners and the Class B Limited Partner in proportion to their respective capital contributions net of allocated Offering Costs. The General Partners will also be specially allocated items of income to offset their 1% allocation of these two items.

4.       EQUIPMENT ON OPERATING LEASES

         The following schedule provides an analysis of the Partnership's investment in equipment on operating leases as of December 31, 1996 and 1995:

                                                     1996              1995
                                                 ------------      ------------
Industrial equipment                             $ 23,410,421      $ 23,732,375
Business equipment                                 12,542,118        11,942,054
                                                 ------------      ------------
                                                   35,952,539        35,674,429
Less:  Accumulated depreciation                   (20,305,969)      (15,875,879)
       Write down for equipment impairment           (775,154)         (568,737)
                                                 ------------      ------------
                                                 $ 14,871,416      $ 19,229,813
                                                 ============      ============

         Included in industrial and business equipment are the depreciated cost of $82,822 and $51,878, respectively, of equipment available for sale or lease at December 31, 1996.

         Industrial equipment includes materials handling (approximately 34%), construction and mining (approximately 14%), transportation (approximately 10%), medical and research (approximately 6%) and manufacturing testing equipment (approximately 2%). Business equipment includes computers and computer-related equipment (approximately 17%) retail sales equipment (approximately 8%), telecommunications equipment (approximately 5%) and furniture and fixtures (approximately 4%) at December 31, 1996 (all percentages based upon total original equipment purchase price). Business equipment owned by the Partnership is limited to approximately 60% of the value of the Partnership's total equipment.

                        PW PREFERRED YIELD FUND II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

         Activity relating to the write down for equipment impairment was as follows:

                                                         1996           1995
                                                      ---------       ---------
Beginning of period                                   $ 568,737       $ 100,000
Write down                                              325,000         716,000
Dispositions                                           (118,583)       (247,263)
                                                      ---------       ---------
Total, end of period                                  $ 775,154       $ 568,737
                                                      =========       =========

                              Significant Lessees

         At least 65% of the Partnership's equipment is leased to lessees which are investment grade lessees or which are operating subsidiaries of entities which are investment grade companies. Revenue from major individual lessees which accounted for greater than 10% of the Partnership's total rental revenue during 1996, 1995 and 1994 is as follows:

Lessee                                         Percentage of Total Rental Revenue
------                                         ----------------------------------
                                                1996         1995          1994
                                                ----         ----          ----
AT&T Corp.                                       12.0%         --            --
General Motors                                   10.0%       12.0%         11.5%

                             Minimum Future Rentals

         The following is a schedule by years of minimum future rentals on operating leases as of December 31, 1996:

Year Ending
December 31,
------------
1997                                                                  $5,137,005
1998                                                                   2,642,950
1999                                                                   1,388,780
2000                                                                     393,973
2001                                                                       6,707
Thereafter                                                                11,086
                                                                      ----------
                                                                      $9,580,501
                                                                      ==========

                        PW PREFERRED YIELD FUND II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

5.       TRANSACTIONS WITH AFFILIATES

                       Organizational and Offering Stage

         Sales Commissions The Sales Agent, an affiliate of the Administrative General Partner, received sales commissions of 7.0% of gross offering proceeds from the sale of Units, which aggregated $132,685 during 1994. No sales commissions were paid or accrued during 1996 and 1995.

         Financial Advisory Fee The Sales Agent, an affiliate of the Administrative General Partner, received a fee of 1.5% of gross offering proceeds from the sale of Units as compensation for financial advisory services rendered in connection with the offering of the Units. Fees of $28,433 were paid during 1994. No financial advisory fees were paid or accrued in 1996 and 1995.

         Non-Accountable Organizational and Offering Expenses Reimbursement During 1994, the Managing General Partner received $62,551 as a reimbursement for expenses incurred in connection with the organization of the Partnership and the offering of the Units. No such amounts were paid or accrued during 1996 and 1995.

                        Acquisition and Operating Stages

         Acquisition of Equipment The Partnership acquired, on an all-cash basis, equipment from EFG, an affiliate of the Managing General Partner, at aggregate purchase prices of $1,983,358, $4,522,756, and $6,728,462 (not including the acquisition and structuring fees and the acquisition expense allowance discussed below) during 1996, 1995 and 1994, respectively.

         The purchase price of the equipment acquired from EFG is equal to the lesser of the adjusted cost of the equipment or the appraised value of the equipment at the time of its acquisition by the Partnership. The adjusted cost of the equipment is equal to the price paid by EFG, plus the cost of an appraisal, EFG's cost of interim financing for the equipment and any taxes paid by EFG, less certain interim rentals received by EFG with respect to the equipment.

         Acquisition Fee The Managing General Partner, or its affiliates, receives a fee equal to (i) 2.25% of the purchase price of equipment purchased with net offering proceeds from the sale of Units, and (ii) 3.0% of the purchase price of equipment purchased with reinvested Partnership income as compensation for evaluating, selecting, negotiating and consummating the acquisition of the equipment. There is no acquisition fee payable with respect to the equipment purchased with the

                        PW PREFERRED YIELD FUND II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

Class B Limited Partner's cash contributions. The Managing General Partner, or its affiliates, earned $59,501, $135,683, and $184,562 of acquisition fees attributable to the acquisition of equipment during 1996, 1995 and 1994, respectively.

         Non-Accountable Acquisition Expense Allowance During 1994, EFG, formerly AFG, an affiliate of the Managing General Partner, received $1,720 as a reimbursement of expenses incurred in connection with the acquisition of equipment purchased with the Class B Limited Partner's cash contributions. No such allowance was paid or accrued in 1996 and 1995.

         Structuring Fee The Administrative General Partner received a fee of 0.7% of the purchase price of equipment purchased with net offering proceeds as compensation for evaluation and advisory services relating to acquisition of equipment and the approval of all equipment acquisitions. Structuring fees of $11,335 were paid during 1994. No such fee was paid or accrued in 1996 and 1995.

         Management Fees The General Partners receive a monthly fee in an amount equal to 2.0% of gross rentals for Full Payout Leases, as defined in the Partnership Agreement (in general, leases for which rent due over the non-cancelable lease term exceeds the Partnership's cost of the equipment), and 5.0% of gross rentals for other leases (payable 66.67% to the Managing General Partner and 33.33% to the Administrative General Partner) as compensation for services rendered in connection with the management of the equipment. Management fees of $304,554, $345,314 and $353,700 were earned by the General Partners with regard to the rentals earned by the Partnership during 1996, 1995 and 1994, respectively.

         Disposition Fees The General Partners are entitled to receive a subordinated disposition fee in an amount equal to the lesser of (i) 50.0% of the fee that would be charged by an unaffiliated party, or (ii) 3.0% of the gross contract price relating to each sale of equipment (payable 50.0% to the Managing General Partner and 50.0% to the Administrative General Partner) as compensation for negotiating and consummating sales of equipment. Subordinated disposition fees aggregating $47,568 are payable to the General Partners at December 31, 1996 of which $6,691, $23,846 and $7,559 were incurred in 1996, 1995 and 1994, respectively. These fees, which were charged to operations, are not currently payable since their payment is subordinated to the Class A Limited Partners having received cash distributions equal to their capital contributions, plus an 8.0% annual cumulative return (as defined in the Partnership Agreement).

         As part of the class action settlement (see Footnote 8, "Litigation"), beginning January 1996, all fees and distributions payable to the Administrative General Partner and all future fees and

                        PW PREFERRED YIELD FUND II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

distributions earned by the Administrative General Partner have been assigned by an affiliate to an escrow account for the benefit of class members.

6.       RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

         The following is a reconciliation of the net income as shown in the accompanying financial statements to the taxable income reported for federal income tax purposes:

                                                     1996              1995               1994
                                                  -----------       -----------       -----------
Net income per financial statements               $   979,886       $   683,531       $ 1,247,403

Increase (decrease) resulting from:
  Provisions for equipment impairment                 325,000           716,000           100,000
  Provisions for bad debt                              50,000            75,000
  Depreciation                                       (881,374)         (484,722)         (100,048)
  Gain on sale or equipment & other                  (160,108)         (214,107)           29,080
  Deferred rental income                              (67,274)         (149,701)          (14,986)
  Subordinated disposition fee payable                (47,568)          (40,877)           18,066
                                                  -----------       -----------       -----------
Taxable income per federal income tax return      $   198,562       $   585,124       $ 1,279,515
                                                  ===========       ===========       ===========

         The following is a reconciliation of the Partnership's net assets as shown in the accompanying financial statements to the tax bases of the Partnership's net assets:

                                                    1996               1995
                                                ------------       ------------
Net assets per financial statements             $ 17,727,523       $ 20,221,343

Increase (decrease) resulting from:
  Commissions and expenses paid
    in connection with the sale
    of Class A Limited Partner Units               3,260,594          3,260,594
  Distributions payable to partners                  353,731            319,084
  Deferred rental income                             125,500            133,476
  Accumulated depreciation                        (2,683,908)        (1,756,676)
  Allowance for equipment impairment and
    allowance for doubtful accounts                  900,154            643,737
  Other                                               91,350            202,477
                                                ------------       ------------
Tax bases of net assets                         $ 19,774,944       $ 23,024,035
                                                ============       ============

                        PW PREFERRED YIELD FUND II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

7.       AFG AGREEMENT

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

         Pursuant to the 1996 amendment to the 1995 agreements, AFG and certain of its affiliates agreed not to compete with the lease origination business sold to PLM for a period of five years. AFG reserved the right to satisfy all equipment needs of the Partnership and all other Investment Programs and reserved certain other rights not material to the Partnership. AFG also agreed to change its name, except where it is used in connection with the Investment Programs. AFG's management considers the amendment to the 1995 agreements to be in the best interests of AFG and the Partnership. In early 1996, AFG changed its name to Equis Financial Group Limited Partnership.

8.       LITIGATION

         In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated sale and sponsorship of various limited partnership

                        PW PREFERRED YIELD FUND II. L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

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

         The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in the Partnership, Paine Webber and the Administrative General Partner (1) failed to provide adequate disclosure of the risks involved with the Partnership; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs also alleged that following the sale of the Partnership investments PaineWebber and the Administrative General Partner misrepresented financial information about the Partnership's value and performance. The amended complaint alleged that PaineWebber and the Administrative General Partner violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also sought treble damages under RICO.

         On May 30, 1995, the U.S. District Court certified class action treatment of the plaintiffs' claims in the class action entitled, In re:
PaineWebber Limited Partnerships Litigation.

         In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties agreed to settle the case. A definitive settlement agreement was signed in July 1996 and in March 1997. The District Court approved the settlement as fair and reasonable. Under the terms of the settlement, PaineWebber agreed to pay $125 million and additional consideration to class members.

         Under certain circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber and its affiliates, including the Administrative General Partner were entitled to indemnification from the Partnership for expenses and liabilities in connection with the above litigation. PaineWebber and the affiliates have agreed to not seek indemnification from the Partnership for any amounts payable in connection with the aforementioned litigation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         On December 1, 1996, the Board of Directors of the General Equipment Management II Inc. (the "Administrative General Partner") of Registrant elected to retain Coopers and Lybrand LLP ("C&L") as its independent auditor and to dismiss Arthur Andersen, LLP ("AA"). Heretofore AA had acted as the Registrant's independent auditor. The decision to change auditors was recommended by the Registrant's Administrative General Partner.

         The reports of AA on the financial statement of the Registrant for each of the two fiscal years in the period ended December 31, 1995, did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

         During the Registrant's two recent fiscal years and all subsequent interim periods preceding such change in auditors, there was no disagreement with AA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of the former accountant, would have caused it to make a reference to the subject matter of the disagreements in connection with its report; nor has AA ever presented a written report, or otherwise communicated in writing of the Registrant or its General Partners the existence of any "disagreement" or "reportable event" within the meaning of Item 304 of Regulation 8-K.

         The Registrant has authorized AA to respond fully to the inquiries of the Registrant's successor accountant and has requested that AA provide the Registrant with a letter addressed to the SEC, as required by Item 304 (a)(3) of Regulations S-K, so that the Registrant can file such letter with the SEC.

         There were no changes in accountants or disagreements with C&L with respect to accounting or financial disclosure issues during 1996.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The Partnership has no officers and directors. The General Partners jointly manage and control the affairs of the Partnership and have general responsibility and authority in all matters affecting its business. Information concerning the directors and executive officers of the General Partners is as follows:

                     Pembroke Financial Limited Partnership
                 (a Massachusetts limited partnership, of which
           AFG Leasing VII Incorporated is the sole general partner)

                    Name                     Positions Held
                    ----                     --------------

          Geoffrey A. MacDonald         Chairman and a member of the
                                        Executive Committee of EFG and
                                        President and Director of AFG
                                        Leasing VII Incorporated

          Gary D. Engle                 President and Chief Executive Officer
                                        and member of the Executive
                                        Committee of EFG and Vice President
                                        and Director of AFG Leasing VII
                                        Incorporated

          Gary M. Romano                Executive Vice President and Chief
                                        Operating Officer of EFG and AFG
                                        Leasing VII Incorporated

         Geoffrey A. McDonald, age 48, is a co-founder, member of the Executive Committee and Chairman. Mr. MacDonald served as co-founder, Director and Senior Vice President of EFG's predecessor corporation from 1980 to 1988. Mr. MacDonald is President and a Director of AFG Leasing VII Incorporated and Vice-President of American Finance Group Securities Corp. Prior to co-founding EFG's predecessor, Mr. MacDonald held various executive and management positions in the leasing and pharmaceutical industries. Mr. MacDonald holds an Masters in Business Administration from Boston College and a Bachelor of Arts degree from the University of Massachusetts (Amherst).

         Gary D. Engle, age 48, is President, Chief Executive Officer and a member of the Executive Committee of EFG and Vice President and Director of AFG Leasing VII Incorporated. Mr. Engle is Vice President and Director of certain of EFG's affiliates. On December 16, 1996, Mr. Engle acquired control of EFG, the General Partner and Subsidiaries of EFG From 1987 to 1990, Mr. Engle was a principal and co-founder of Cobb Partners Development, Inc., a real estate and mortgage banking company. From 1980 to 1987, Mr. Engle was Senior Vice President and Chief Financial Officer of Arvida Disney Company. Prior to 1980, Mr. Engle served in various management consulting and institutional brokerage capacities. Mr. Engle has a Masters of Business

Administration from Harvard University and a Bachelor of Science degree from the University of Massachusetts (Amherst).

         Gary M. Romano, age 37, is Executive Vice President and Chief Operating Officer of EFG and certain of its affiliates. Mr. Romano joined AFG in November 1989 and was appointed Vice President and Controller in April 1993 and Executive Vice President and Chief Operating Officer in April 1996. Prior to joining AFG, Mr. Romano was Assistant Controller for a privately held real estate development and management company which he joined in 1987. Mr. Romano held audit staff and manager positions at Ernst & Whinney from 1982 to 1986. Mr. Romano is a Certified Public Accountant and holds a Bachelor of Science degree from Boston College.

                     General Equipment Management II, Inc.

               Name                          Positions Held
               ----                          --------------
          Gerald F. Goertz, Jr.         Chairman of the Board

          Stephen R. Dyer               President and Director

          Clifford B. Wattley           Vice President, Assistant Secretary
                                        and Director

          Joseph P. Ciavarella          Vice President, Secretary, Treasurer,
                                        Chief Financial and Accounting
                                        Officer and Director

         Gerald F. Goertz, Jr., age 39, is Chairman of the Board of Directors of the Administrative General Partner. Mr. Goertz joined PaineWebber Incorporated in December 1990 and holds the position of Senior Vice President and Director of Specialized Investment Services. Prior to joining PaineWebber Incorporated, Mr. Goertz was associated with CG Realty Advisors and The Freeman Company. He received his Bachelor of Arts degree in Business Administration in 1979 from Vanderbilt University and his Juris Doctorate and Masters of Business Administration from Memphis State University in 1982.

         Stephen R. Dyer, age 37, is President and a Director of the Administrative General Partner. He joined PaineWebber Incorporated in June 1988 as a Divisional Vice President and is currently a Corporate Vice President and Director of Private Investments. Prior to joining PaineWebber Incorporated, Mr. Dyer had been employed, since June 1987, as an Assistant Vice President in the Retail National Products Group of L.F. Rothschild & Co. Incorporated. Prior to joining L.F. Rothschild, he was employed, beginning in January 1985, as an Associate in the Real Estate Department of Thomson McKinnon Securities Inc. From July 1981 to August 1983, Mr. Dyer was on the audit staff of the accounting firm of Arthur Young & Company. He received his Bachelor of Science degree in Accounting in 1981 from Boston College and a Masters of Business Administration from Indiana University in December 1984. Mr. Dyer is a Certified Public Accountant.

         Clifford B. Wattley, age 47, is a Vice President, Assistant Secretary and Director of the Administrative General Partner. Mr. Wattley is a Corporate Vice President with PaineWebber

Incorporated, having joined the firm in 1986. He also was employed previously by Paine, Webber, Jackson & Curtis from 1979 to 1980. From 1986 to 1992, Mr. Wattley participated in PaineWebber's Principal Transactions Group. Mr. Wattley has been a member of the Private Investment Department since 1992. He holds a Bachelor of Science degree in engineering from Columbia University and a Masters in Business Administration from Harvard University.

         Joseph P. Ciavarella, age 41, is Vice President, Secretary, Treasurer and Chief Financial and Accounting Officer of the Administrative General Partner. He joined PaineWebber Incorporated in May 1994 as a Corporate Vice President. Immediately prior to joining PaineWebber Incorporated, he was associated from August 1993 to May 1994 with the Aviation Capital Group. From 1983 to 1993, he was a financial officer of Integrated Resources Inc. and a senior officer in the Equipment Leasing division, aircraft finance and capital markets areas. He is a graduate of Hofstra University and is a Certified Public Accountant.

Compliance with Section 16(a) of the Exchange Act

Item 11. Executive Compensation

         No compensation was paid by the Partnership to the officers and directors of the General Partners. See Item 13 of this Report, "Certain Relationships and Related Transactions", which is incorporated herein by reference, for a description of the compensation and fees paid to the General Partners and their affiliates by the Partnership during 1996.

Item 12. Security Ownership of Certain Beneficial Owners and Management

          (a) As of the date hereof, no person is known by the Partnership to be the beneficial owner of more than 5% of the Units of the Partnership. The Partnership has no directors or officers, and neither the General Partners nor the Class B Limited Partner of the Partnership owns any Units. At December 31, 1996, ATL, Inc., an affiliate of the Administrative General Partner, owned 260 Units pursuant to legal settlements with certain limited partners.

               PYB Limited Partnership owns 100% of the Partnership's Class B Units. AFG acquired all of the equity ownership interest in PYB Limited Partnership as of November 1, 1993.

               The names and addresses of the General Partners and the Class B Limited Partner are as follows:

                    Managing General Partner:

                         Pembroke Financial Limited Partnership
                         98 North Washington Street
                         Boston, MA  02114

                    Administrative General Partner:

                         General Equipment Management II, Inc.
                         1200 Harbor Boulevard, 5th Floor
                         Weehawken, NJ  07087

                    Class B Limited Partner:

                         PYB Limited Partnership
                         98 North Washington Street
                         Boston, MA  02114

          (b) No directors or officers of the Managing General Partner, the Administrative General Partner or the Class B Limited Partner owned any Units as of March 1, 1997.

          (c) The Partnership knows of no arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership.

Item 13. Certain Relationships and Related Transactions

         The General Partners and their affiliates have received or will receive certain types of compensation, fees, or other distributions in connection with the operations of the Partnership. The fees and compensation were determined in accordance with the applicable provisions of the Partnership Agreement.

         Following is a summary of the amounts paid or payable to the General Partners and their affiliates during 1996.

                        Acquisition and Operating Stages

         Acquisition of Equipment During 1996, the Partnership acquired, on an all-cash basis, equipment from EFG, an affiliate of the Managing General Partner, at a purchase price of $1,983,358 (not including the related acquisition fees discussed below).

         The purchase price of the equipment acquired from EFG was equal to the lesser of the adjusted cost of the equipment or the appraised value of the equipment at the time of its acquisition by the Partnership. The adjusted cost of the equipment is equal to the price paid by EFG, plus the cost of an appraisal, EFG's cost of interim financing for the equipment and any taxes paid by EFG, less certain interim rentals received by EFG with respect to the equipment.

         Acquisition Fee The Managing General Partner, or its affiliates, receives a fee equal to (i) 2.25% of the purchase price of equipment purchased with net offering proceeds from the sale of Units, and (ii) 3.0% of the purchase price of equipment purchased with reinvested Partnership income as compensation for evaluating, selecting, negotiating and consummating the acquisition of the equipment. There is no acquisition fee payable with respect to the equipment purchased with the Class B Limited Partner's cash contributions. The Managing General Partner, or its affiliates, earned $59,501 of acquisition fees attributable to the acquisition of equipment during 1996.

         Management Fees The General Partners receive a monthly fee in an amount equal to 2.0% of gross rentals for Full Payout Leases, as defined in the Partnership Agreement, and 5.0% of gross rentals for other leases (payable 66.67% to the Managing General Partner and 33.33% to the Administrative General Partner) as compensation for services rendered in connection with the management of the equipment. Management fees of $304,554 were earned by the General Partners with respect to the rentals earned by the Partnership during 1996.

         Disposition Fees The General Partners are entitled to receive a subordinated disposition fee in an amount equal to the lesser of (i) 50.0% of the fee that would be charged by an unaffiliated party, or (ii) 3.0% of the gross contract price relating to each sale of equipment (payable 50.0% to the Managing General Partner and 50.0% to the Administrative General Partner) as compensation for negotiating and consummating sales of equipment. Subordinated disposition fees of $6,691 are payable to the General Partners with respect to 1996. These fees, which were charged to operations, are not currently payable since their payment is subordinated to the Class A Limited Partners having received cash distributions equal to their capital contributions, plus an 8.0% annual cumulative return (as defined in the Partnership Agreement).

         Accountable General and Administrative Expenses The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the Partnership's operations. There were no such reimbursable expenses during 1996.

         Distributive Interests The General Partners received or accrued an aggregate of $173,685 of cash distributions in 1996.

         As part of the class action settlement (see footnote 8, "Litigation") beginning January 1996, all fees and distributions payable to the Administrative General Partner and all future fees and distributions earned by the Administrative General Partner have been assigned by an affiliate to an escrow account for the benefit of class members.

                                    PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) and (d)  The following documents are filed as part of this Report:

               1. Financial Statements: (Incorporated by reference to Item 8 of this Report, "Financial Statements and Supplementary Data").

          (b) During the quarter ended December 31, 1996, the Partnership filed a Form 8-K dated December 31, 1996 reporting a change in accountants.

          (c)  Exhibits required to be filed.

               Exhibit No. Description
               ----------- -----------

                   4.1 Amended and Restated Agreement of Limited Partnership of PW Preferred Yield Fund II, L.P., dated as of September 10, 1992. Filed as Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.*

                  10.1 Sales Agency Agreement, dated September 15, 1992, among PW Preferred Yield Fund II, L.P., Pembroke Financial Limited Partnership, General Equipment Management II, Inc., AFG Leasing VII Incorporated, American Finance Group and PaineWebber Incorporated. Filed as Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.*

                  10.2 Escrow Agreement, dated as of September 17, 1992, among PW Preferred Yield Fund II, L.P., PaineWebber Incorporated and First National Bank of Omaha. Filed as Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.*

                  10.3 Reporting Agent Agreement, dated as of September 17, 1992, by and among PW Preferred Yield Fund II, L.P., PaineWebber Incorporated and Service Data Corporation. Filed as Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.*


                  11 Partnership's policy regarding requests for partner lists.

----------

        * Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, reference is made to the document previously filed with the Commission which is incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March  31, 1997


                              PW Preferred Yield Fund II, L.P.
                              By:  General Equipment Management II, Inc.
                                   Administrative General Partner

                                   By:  /s/ Stephen R. Dyer
                                        -------------------
                                        Stephen R. Dyer
                                        President and Director

                                   By:  /s/ Joseph P. Ciavarella
                                        ------------------------
                                        Joseph P. Ciavarella
                                        Vice President, Secretary,
                                        Treasurer, Chief Financial and
                                        Accounting Officer and Director

                              By:  Pembroke Financial Limited Partnership
                                   Managing General Partner

                                   By:  /s/ Geoffrey A. MacDonald
                                        -------------------------
                                        Geoffrey A. MacDonald
                                        President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 1997.


Signature                          Title
---------                          -----

/s/ Geoffrey A. MacDonald          President and Director of AFG Leasing VII
-------------------------          Incorporated, the sole General Partner of
Geoffrey A. MacDonald              Pembroke Financial Limited Partnership

/s/ Gary D. Engle                  Vice President and Director of AFG Leasing
-------------------------          VII Incorporated, the sole General Partner of
Gary D. Engle                      Pembroke Financial Limited Partnership

/s/ Gerald F. Goertz, Jr.          Chairman of the Board of General
-------------------------          Equipment Management II, Inc.
Gerald F. Goertz, Jr.

/s/ Stephen R. Dyer                President and Director of General
-------------------------          Equipment Management II, Inc.
Stephen R. Dyer

/s/ Clifford B. Wattley            Vice President, Assistant Secretary
-------------------------          and Director of General Equipment
Clifford B. Wattley                Management II, Inc.

/s/ Joseph P. Ciavarella           Vice President, Secretary, Treasurer,
-------------------------          Chief Financial and Accounting Officer
Joseph P. Ciavarella               and Director of General Equipment
                                   Management II, Inc.

Exhibit Index
-------------

 Exhibit No.      Description                                            Page
 -----------      -----------                                            ----

     4.1          Amended and Restated Agreement of Limited
                  Partnership of PW Preferred Yield Fund II, L.P.,
                  dated as of September 10, 1992. (Incorporated by
                  Reference.)                                              *

    10.1          Sales Agency Agreement, dated September 15, 1992,
                  among PW Preferred Yield Fund II, L.P., Pembroke
                  Financial Limited Partnership, General Equipment Management II, Inc., AFG Leasing VII Incorporated, American Finance Group and PaineWebber Incorporated.
                  (Incorporated by Reference.)                             *

    10.2          Escrow Agreement, dated as of September 17, 1992,
                  among PW Preferred Yield Fund II, L.P., PaineWebber Incorporated and First National Bank of Omaha.
                  (Incorporated by Reference.)                             *

    10.3          Reporting Agent Agreement, dated as of September 17,
                  1992, by and among PW Preferred Yield Fund II, L.P., PaineWebber Incorporated and Service Data
                  Corporation. (Incorporated by Reference.)                *

    11 Partnership's policy regarding requests for partner lists.

--------------

* See Item 14(c) for statement of location of exhibits incorporated by reference.