Form 10-Q
period 1997-03-31
PAINEWEBBER PREFERRED YIELD FUND 2 LP
filed 1997-05-15
CIK 880297

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________to__________________

Commission file number 0-2300

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____.

                        PW Preferred Yield Fund II, L.P.
                      Quarterly Report on Form 10-Q for the
                          Quarter Ended March 31, 1997

                                Table of Contents


                                                                          Page
                                                                          ----

  Part I.   FINANCIAL INFORMATION

            Item 1.    Financial Statements                                 2

                       Balance Sheets - March 31, 1997 and
                       December 31, 1996 (unaudited)                        2

                       Statements of Income for the three months
                       ended March 31, 1997 and 1996 (unaudited)            3

                       Statements of Partners' Equity for the
                       three months ended March 31, 1997
                       and 1996 (unaudited)                                 4

                       Statements of Cash Flows for the three
                       months ended March 31, 1997 and
                       1996 (unaudited)                                     5

                       Notes to Financial Statements (unaudited)            6

            Item 2.    Management's Discussion and Analysis of
                       Financial Condition and Results of Operations       10


  Part II.  OTHER INFORMATION

            Item 1.     Legal Proceedings                                  14

            Item 6.     Exhibits and Reports on Form 8-K                   15

                          Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                        PW PREFERRED YIELD FUND II, L.P.

             BALANCE SHEETS -- MARCH 31, 1997 AND DECEMBER 31, 1996
                                   (unaudited)

                                                                1997              1996
                                                                ----              ----
                                   ASSETS

 Cash and cash equivalents                                  $    649,131       $ 2,524,801
 Rent and other receivables, net                               1,484,128         1,175,409
 Equipment on operating leases, net of
   accumulated depreciation of $18,489,707
   and $19,793,564, respectively and                          15,734,101        14,736,716
   write downs of $567,830 and
   $775,154 at March 31, 1997 and
   December 31, 1996, respectively.
 Equipment held for sale or lease, net of
   accumulated depreciation of $883,055 at
   March 31, 1997 and December 31, 1996 and                      154,700           134,700
   write downs of $116 040 at
   March 31, 1997.
 Other assets, net                                                23,055            25,405
                                                             -----------       -----------
     Total Assets                                            $18,045,115       $18,597,031
                                                             ===========       ===========

                      LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

   Accounts payable and accrued liabilities                  $   146,202       $   129,281
   Payable to affiliates (Note 2)                                222,673           260,996
   Deferred rental income                                        143,500           125,500
   Distributions payable to partners                             362,415           353,731
                                                             -----------       -----------
     Total Liabilities                                           874,790           869,508
                                                             ===========       -----------

   COMMITMENTS AND CONTINGENCIES (NOTE 3)

 PARTNERS' EQUITY:

   General Partners                                              704,039           653,082
   Limited Partners:
     Class A (54,027 Units
       outstanding)                                           14,420,587        14,978,906
     Class B                                                   2,045,699         2,095,535
                                                             -----------       -----------
       Total Partners' Equity                                 17,170,325        17,727,523
                                                             -----------       -----------
         Total Liabilities and Partners' Equity              $18,045,115       $18,597,031
                                                             ===========       ===========

                        PW PREFERRED YIELD FUND II, L.P.

                              STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (unaudited)



                                                          1997              1996
                                                          ----              ----
REVENUE:
   Rentals from operating leases                       $ 1,819,239       $ 1,998,370
   Interest                                                 20,983            19,266
   Loss on disposition of equipment, net                    (9,729)           (1,746)
                                                       -----------       -----------
                                                         1,830,493         2,015,890
                                                       -----------       -----------

EXPENSES:
   Depreciation and amortization                         1,395,815         1,559,179
   Management fees and disposition fees (Note 2)            97,675            83,800
   General and administrative (Note 2)                      25,775            27,359
                                                       -----------       -----------
                                                         1,519,265         1,670,338
                                                       -----------       -----------

NET INCOME                                             $   311,228       $   345,552
                                                       ===========       ===========

NET INCOME ALLOCATED:
   To the General Partners                             $    94,378       $    79,620
   To the Class A Limited Partners                         184,552           225,066
   To the Class B Limited Partner                           32,298            40,866
                                                       -----------       -----------
                                                       $   311,228       $   345,552
                                                       ===========       ===========

NET INCOME PER WEIGHTED AVERAGE
   NUMBER OF UNITS OF CLASS A LIMITED
   PARTNER INTEREST OUTSTANDING                        $      3.42       $      4.17
                                                       ===========       ===========

WEIGHTED AVERAGE NUMBER OF
   UNITS OF CLASS A LIMITED PARTNER
   INTEREST OUTSTANDING                                     54,027            54,027
                                                       ===========       ===========






                   The accompanying notes are an integral part
                         of these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (unaudited)



                                                     Class A              Class B
                                  General            Limited              Limited
                                  Partners           Partners             Partner               Total
                                  --------           --------             -------               -----
Balance, January 1, 1997        $    653,082        $ 14,978,906        $  2,095,535        $ 17,727,523

   Net income                         94,378             184,552              32,298             311,228

   Distributions declared            (43,421)           (742,871)            (82,134)           (868,426)
   to partners
                                 ------------        ------------        ------------        ------------


Balance, March 31, 1997         $    704,039        $ 14,420,587        $  2,045,699        $ 17,170,325
                                ============        ============        ============        ============


Balance, January 1, 1996        $    530,336        $ 17,381,975        $  2,309,032        $ 20,221,343

   Net income                         79,620             225,066              40,866             345,552

   Distributions declared            (43,421)           (742,871)            (82,134)           (868,426)
                                ------------        ------------        ------------        ------------

Balance, March 31, 1996         $    566,535        $ 16,864,170        $  2,267,764        $ 19,698,469
                                ============        ============        ============        ============



                   The accompanying notes are an integral part
                         of these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (unaudited)


                                                                  1997               1996
                                                               -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $   311,228        $   345,552
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                             1,395,815          1,559,179
       Loss on disposition of equipment, net                         9,729              1,746
       Change in assets and liabilities:
         Rent and other receivables                                158,285           (116,224)
         Accounts payable and accrued liabilities                   16,921            (11,532)
         Payable to affiliates                                     (38,323)            60,249
         Deferred rental income                                     18,000            (30,000)
                                                               -----------        -----------
           Net cash provided by operating activities             1,871,655          1,808,970
                                                               -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment on operating leases                   (3,256,955)                --
   Proceeds from sales of equipment                                369,372             33,800
                                                               -----------        -----------
           Net cash (used in) provided by investing
              activities                                        (2,887,583)            33,800
                                                               -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions paid to partners                            (859,742)          (859,742)
                                                               -----------        -----------
           Net cash used in financing activities                  (859,742)          (859,742)
                                                               -----------        -----------

NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                             (1,875,670)           983,028

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                           2,524,801          1,141,970
                                                               -----------        -----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                               $   649,131        $ 2,124,998
                                                               ===========        ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (unaudited)

1.       GENERAL

         The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the General Partners, necessary to fairly present the financial position of the Partnership as of March 31, 1997 and the results of its operations, changes in partners' equity and cash flows for the three months then ended.

         These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Partnership's audited financial statements for the year ended December 31, 1996.

2.       TRANSACTIONS WITH AFFILIATES


                        Acquisition and Operating Stages

         Acquisition of Equipment Pursuant to its investment objectives, the Partnership acquires, on an all-cash basis, certain leased equipment from Equis Financial Group L.P ("EFG") (formerly American Finance Group or AFG), an affiliate of the Managing General Partner.

         The purchase price of the equipment acquired from EFG is equal to the lesser of the adjusted cost of the equipment or the appraised value of the equipment at the time of its acquisition by the Partnership ("EFG carrying value"). The adjusted cost of the equipment is equal to the price paid by EFG, plus the cost of an appraisal, EFG's cost of interim financing for the equipment and any taxes paid by EFG, less certain interim rentals received by EFG with respect to the equipment.

         Acquisition Fee The Managing General Partner, or its affiliates, receives or is entitled to receive a fee equal to (i) 2.25% of the purchase price of equipment purchased with net offering proceeds from the sale of Units, and (ii) 3.0% of the purchase price of equipment purchased with reinvested Partnership income as compensation for evaluating, selecting, negotiating and consummating the acquisition of the equipment. There was no acquisition fee payable with respect to the equipment purchased with the Class B Limited Partner's cash contributions. The Partnership paid acquisition fees totaling $94,863 during the three months ended March 31, 1997.

         Management Fees The General Partners receive a monthly fee in an amount equal to 2.0% of gross rentals for Full Payout Leases, as defined in the Partnership Agreement

(in general, leases for which rent due over the non-cancelable lease term exceeds the Partnership's cost of the equipment), and 5.0% of gross rentals for other leases (payable 66.67% to the Managing General Partner and 33.33% to the Administrative General Partner) as compensation for services rendered in connection with the management of the equipment. Management fees of $72,554 were earned by the General Partners with respect to the rentals earned by the Partnership during the three months ended March 31, 1997.

         Disposition Fees The General Partners, or their affiliates, are entitled to receive a subordinated disposition fee in an amount equal to the lesser of (i) 50% of the fee that would be charged by an unaffiliated party, or
(ii) 3% of the gross contract price relating to each sale of equipment (payable 50% to the Managing General Partner or its affiliates and 50% to the Administrative General Partner) as compensation for negotiating and consummating sales of equipment. Subordinated disposition fees payable with respect to sales and dispositions during the quarter ended March 31, 1997 aggregated $25,121. Cumulative subordinated disposition fees totaled $72,689 at such date. These fees, which were charged to operations, are not currently payable since their payment is subordinated to the Class A Limited Partners having received cash distributions equal to their capital contributions, plus an 8% annual cumulative return (as defined in the Partnership Agreement).


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

         On May 30, 1995, the U.S. District Court certified class action treatment of the plaintiff's claims in the class action entitled, In re:
PaineWebber Limited Partnerships Litigation.

         In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outl;ining the terms under which the parties agreed to settle the case. A definitive settlement agreement was signed in July 1996 and in March 1997. The District Court approved the settlement as fair and reasonable. Under the terms of the settlement, PaineWebber agreed to pay $125 million and additional consideration to class members. The investors who had objected to the settlement have appealed the District Court's approval to the United States Court of Appeals for the Second Circuit.

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

         The Partnership commenced its equipment reinvestment phase during 1993 by investing excess cash flows available after the payment of the distributions to the partners in additional equipment. As of March 31, 1997, equipment purchased pursuant to the reinvestment program including acquisition fees and expenses totaled $17,760,563, of which $3,256,955 was acquired during the quarter ended March 31, 1997. As of March 31, 1997, the Partnership had approximately $250,000 of cash generated from operating activities and sales of equipment in excess of accrued distributions which is available for reinvestment in additional equipment. Additional equipment will be purchased pursuant to the reinvestment program during 1997 and in future years during the reinvestment period (which will end in either 1999 or 2000, at the General Partners' discretion).

         The Partnership invests working capital and cash flow from operations prior to its distribution to the partners or its reinvestment in additional equipment in short-term highly liquid investments. Theses investments are primarily short-term commercial paper issued by large domestic corporations.

         Cash and cash equivalents decreased $1,875,670 from $2,524,801 at December 31, 1996 to $649,131 at March 31, 1997. This was due primarily to the purchase of equipment subject to lease pursuant to the reinvestment program totalling $3,256,955, which utilized the cash available for reinvestment at December 31, 1996 of $2,135,000 plus a portion of the cash generated during the 1997 Quarter.

         Rent and other receivables net increased $308,719 from $1,175,409 at December 31, 1996 to $1,484,128 at March 31, 1997. The primary reason for the increase was a net increase in receivables from equipment sales totalling $467,004 partially offset by a decrease in rents receivable.

         During the three months ended March 31, 1997, the Partnership sold equipment originally purchased for purchase prices aggregating $3,264,000 for amount totalling $836,000 including amount receivable at March 31, 1997.

         During the three months ended March 31, 1997, the Partnership declared distributions of cash flow received from operations in the amount of $868,426. Distributions to the Class A Limited Partners represented an annualized distribution rate of 11% of their contributed capital and all distributions to the Class B Limited Partner represented an annualized distribution rate of 10% of its contributed capital.

         The General Partners believe that the Partnership will generate sufficient cash flow from operations during 1997 to enable the Partnership to meet current operating requirements, to continue to fund cash distributions to the Class A Limited Partners at an annualized rate of 11% on their capital contributions and to the Class B Limited Partner at an annualized rate of 10% on its capital contributions (substantial portions of which will constitute returns of capital) and to provide excess cash for reinvestment in additional leased equipment.

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. Based upon the amount of net income reported by the Partnership for accounting purposes, approximately 75%, respectively, of the 11% cash distributions to the Class A Limited Partners for the quarter ended March 31, 1997 constituted a return of capital. Additionally, since inception, approximately 78% of the Class A Limited Partner's 11% cash distributions constituted a return of capital. However, the total actual return on capital over a leasing partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized.

Litigation

         See Footnote 3, "Legal Matters", for a discussion of certain litigation to which the Partnership is a party.


RESULTS OF OPERATIONS

         Substantially all of the Partnership's revenue during the three months ended March 31, 1997 was generated from the leasing of the equipment to unaffiliated third parties under triple net leases which were in effect at the time the equipment was acquired by the Partnership. The balance of the Partnership's revenue consisted of interest income from temporary investments and net gain on sales and dispositions of equipment.

         Under the terms of the triple net leases, all expenses related to the ownership and operation of the equipment during the three months ended March 31, 1997 were paid for by the lessees. The Partnership recorded depreciation expense pertaining to the equipment and incurred management fees and certain general and administrative expenses in connection with the operations of the Partnership. General and administrative expenses consisted primarily of investor reporting expenses and transfer agent and audit fees.

1997 Compared to 1996

         The Partnership reported net income of $311,228 for the three months ended March 31, 1997 ("1997 Quarter") as compared to $345,552 for the three months ended March 31, 1996 ("1996 Quarter").

         Rental income decreased by 9% or $179,131 during the 1997 Quarter as compared to the 1996 Quarter, principally due to the sale of equipment upon lease expiration subsequent to the 1996 Quarter (which was earning rental revenue in the 1996 Quarter) and the renewal of certain equipment at lower rates, partially offset by rentals from equipment purchased on or after March 31, 1996.

         Interest income increased by 9% or $1,717 in the 1997 Quarter as compared to the 1996 Quarter due to an increase in funds available for reinvestment. These funds are invested in short term highly liquid investments until utilized to purchase additional equipment.

         Depreciation and amortization expense decreased by 10% or $163,364 in the 1997 Quarter as compared to the 1996 Quarter due to a decrease in equipment subject to operating leases (attributable to equipment sold subsequent to the 1996 Quarter offset by equipment purchased subsequent to the 1996 Quarter), and was consistent with the decrease in rental income.

         Management fees and subordinated dispositions fees increased by 17% or $13,875 in the 1997 Quarter as compared to the 1996 Quarter. Management fees decreased by $10,778 from $83,332 to $72,554 or 13% due to a decrease in rental revenues on which such fees are based. Subordinated disposition fees were $25,121 in the 1997 Quarter as compared to $468 in the 1996 Quarter, an increase of $24,653, which were based upon the sales proceeds generated (including receivables) in the respective periods.

         General and administrative expenses decreased by 6% or $1,584 in the 1997 Quarter as compared to the 1996 Quarter which reflected the Partnership's level of operations.

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

         On May 30, 1995, the U.S. District Court certified class action treatment of the plaintiff's claims in the class action entitled, In re:
PaineWebber Limited Partnerships Litigation.

         In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties agreed to settle the case. A definitive settlement agreement was signed in July 1996 and in March 1997. The District Court approved the settlement as fair and reasonable. Under the terms of the settlement, PaineWebber agreed to pay $125 million and additional consideration to class members. The investors who had objected to the settlement have appealed the District Court's approval to the United States Court of Appeals for the Second Circuit.

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

Item 6.  Exhibits and Reports on Form 8-K

           (a)    None

           (b) The Partnership did not file any reports on Form 8-K during the first quarter of the fiscal year ending December 31, 1997.

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


                                PW Preferred Yield Fund II, L.P.
                                (Registrant)


                                By: General Equipment Management II, Inc. A General Partner


Date:  May 12, 1997                      By:     /s/ Joseph P. Ciavarella
                                                 ------------------------
                                                 Joseph P. Ciavarella
                                                 Vice President, Secretary,
                                                 Treasurer and Chief Financial
                                                 and Accounting Officer