Form 10-Q
period 1997-06-30
PAINEWEBBER PREFERRED YIELD FUND 2 LP
filed 1997-08-14
CIK 880297

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________________ to ________________________

Commission file number 0-22300

                        PW Preferred Yield Fund II, L.P.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                        84-1180783
-----------------------------                   -----------------------------
   (State of organization)                            (I.R.S. Employer
                                                      Identification No.)

   88 Broad Street
Boston, Massachusetts                                    02110
---------------------                                  ----------
(Address of principal                                  (Zip Code)
 executive offices)

        Registrant's telephone number, including area code (617)854-5800

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes |X| No |_|

                        PW Preferred Yield Fund II, L.P.
                      Quarterly Report on Form 10-Q for the
                           Quarter Ended June 30, 1997

                                Table of Contents

                                                                            Page
                                                                            ----

  Part I.    FINANCIAL INFORMATION

             Item 1.    Financial Statements                                  2

                        Balance Sheets - June 30, 1997 and
                        December 31, 1996 (unaudited)                         2

                        Statements of Income for the three months
                        ended June 30, 1997 and 1996 (unaudited)              3

                        Statements of Income for the six months
                        ended June 30, 1997 and 1996 (unaudited)              4

                        Statements of Partners' Equity for the
                        six months ended June 30, 1997
                        and 1996 (unaudited)                                  5

                        Statements of Cash Flows for the six
                        months ended June 30, 1997 and
                        1996 (unaudited)                                      6

                        Notes to Financial Statements (unaudited)             7

             Item 2.    Management's Discussion and Analysis of
                        Financial Condition and Results of Operations        11


  Part II.   OTHER INFORMATION

             Item 1.    Legal Proceedings                                    15

             Item 6.    Exhibits and Reports on Form 8-K                     16

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                        PW PREFERRED YIELD FUND II, L.P.

              BALANCE SHEETS -- JUNE 30, 1997 AND DECEMBER 31, 1996
                                   (unaudited)

                                                           1997          1996
                                                           ----          ----
                           ASSETS

 Cash and cash equivalents                             $ 1,949,028   $ 2,524,801
 Rent and other receivables, net                         1,946,064     1,175,409
 Equipment on operating leases, net of
   accumulated depreciation of $19,067,744
   and $19,793,564, and write downs                     13,269,892    14,736,716
   of $567,830 and $775,154 at June 30, 1997 and
   December 31, 1996, respectively
 Equipment held for sale or lease, net of
   accumulated depreciation of $883,055
   and $512,405 and write downs                            154,700       134,700
   of $116,040 and $0 at June 30, 1997
   and December 31, 1996, respectively
 Other assets, net                                          20,705        25,405
                                                       -----------   -----------
     Total Assets                                      $17,340,389   $18,597,031
                                                       ===========   ===========

              LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

   Accounts payable and accrued liabilities            $   140,368   $   129,281
   Payable to affiliates (Note 2)                          326,205       260,996
   Deferred rental income                                  135,000       125,500
   Distributions payable to partners                       327,385       353,731
                                                       -----------   -----------
     Total Liabilities                                     928,958       869,508
                                                       -----------   -----------

   COMMITMENTS AND CONTINGENCIES (NOTE 3)

 PARTNERS' EQUITY:

   General Partners                                        819,667       653,082
   Limited Partners:
     Class A (54,027  Units
       outstanding)                                     13,641,583    14,978,906
     Class B                                             1,950,181     2,095,535
                                                       -----------   -----------
       Total Partners' Equity                           16,411,431    17,727,523
                                                       -----------   -----------
         Total Liabilities and Partners' Equity        $17,340,389   $18,597,031
                                                       ===========   ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                              STATEMENTS OF INCOME

                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (unaudited)

                                                        1997            1996
                                                        ----            ----
REVENUE:
   Rentals from operating leases                    $ 1,858,877     $ 1,936,071
   Interest                                              15,923          29,315
   Loss on dispositions of equipment, net               (75,741)        (33,505)
                                                    -----------     -----------
                                                      1,799,059       1,931,881
                                                    -----------     -----------

EXPENSES:
   Depreciation and amortization                      1,357,350       1,512,380
   Provision for equipment impairment                   200,000          75,000
   Management and disposition fees (Note 2)              99,658          80,857
   General and administrative (Note 2)                   32,518          40,561
                                                    -----------     -----------
                                                      1,689,526       1,708,798
                                                    -----------     -----------

NET INCOME                                          $   109,533     $   223,083
                                                    ===========     ===========

NET INCOME (LOSS) ALLOCATED:
   To the General Partners                          $   159,050     $    78,405
   To the Class A Limited Partners                      (36,133)         96,831
   To the Class B Limited Partner                       (13,384)         47,847
                                                    -----------     -----------
                                                    $   109,533     $   223,083
                                                    ===========     ===========

NET (LOSS) INCOME PER WEIGHTED AVERAGE
NUMBER OF UNITS OF CLASS A LIMITED
PARTNER INTEREST OUTSTANDING                        $      (.67)    $      1.79
                                                    ===========     ===========

WEIGHTED AVERAGE NUMBER OF
UNITS OF CLASS A LIMITED PARTNER
INTEREST OUTSTANDING                                     54,027          54,027
                                                    ===========     ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                              STATEMENTS OF INCOME

                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (unaudited)

                                                        1997             1996
                                                        ----             ----
REVENUE:
   Rentals from operating leases                    $ 3,678,116     $ 3,934,441
   Interest                                              36,906          48,581
   Loss on dispositions of equipment, net               (85,470)        (35,251)
                                                    -----------     -----------
                                                      3,629,552       3,947,771
                                                    -----------     -----------

EXPENSES:
   Depreciation and amortization                      2,753,165       3,071,559
   Provision for equipment impairment                   200,000          75,000
   Management and disposition fees (Note 2)             197,333         164,657
   General and administrative (Note 2)                   58,293          67,920
                                                    -----------     -----------
                                                      3,208,791       3,379,136
                                                    -----------     -----------

NET INCOME                                          $   420,761     $   568,635
                                                    ===========     ===========

NET INCOME ALLOCATED (NOTE 3):
   To the General Partners                          $   253,428     $   158,025
   To the Class A Limited Partners                      148,419         321,897
   To the Class B Limited Partner                        18,914          88,713
                                                    -----------     -----------
                                                    $   420,761     $   568,635
                                                    ===========     ===========

NET INCOME PER WEIGHTED AVERAGE
NUMBER OF UNITS OF CLASS A LIMITED
PARTNER INTEREST OUTSTANDING                        $      2.75     $      5.96
                                                    ===========     ===========

WEIGHTED AVERAGE NUMBER OF
UNITS OF CLASS A LIMITED PARTNER
INTEREST OUTSTANDING                                     54,027          54,027
                                                    ===========     ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (unaudited)

                                                     Class A       Class B
                                        General      Limited       Limited
                                        Partners     Partners      Partner         Total
                                        --------     --------      -------         -----
Balance, January 1, 1997               $ 653,082   $ 14,978,906   $ 2,095,535   $ 17,727,523

   Net income                            253,428        148,419        18,914        420,761

   Distributions declared to partners    (86,843)    (1,485,742)     (164,268)    (1,736,853)
                                       ---------   ------------   -----------   ------------

Balance, June 30, 1997                 $ 819,667   $ 13,641,583   $ 1,950,181   $ 16,411,431
                                       =========   ============   ===========   ============

Balance, January 1, 1996               $ 530,336   $ 17,381,975   $ 2,309,032   $ 20,221,343

   Net income                            158,025        321,897        88,713        568,635

   Distributions declared to partners    (86,842)    (1,485,742)     (164,268)    (1,736,852)
                                       ---------   ------------   -----------   ------------

Balance, June 30, 1996                 $ 601,519   $ 16,218,130   $ 2,233,477   $ 19,053,126
                                       =========   ============   ===========   ============


                   The accompanying notes are an integral part
                         of these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                            STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (unaudited)

                                                          1997           1996
                                                          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                         $   420,761   $   568,635
   Adjustments to reconcile net income to net
     cash provided by operating activities:
   Depreciation and amortization                        2,753,165     3,071,559
   Provision for equipment impairment                     200,000        75,000
   Loss on dispositions of equipment, net                  85,470        35,251
       Change in assets and liabilities:
         Rent and other receivables                      (174,659)     (253,681)
         Accounts payable and accrued liabilities          11,087       (19,623)
         Payable to affiliates                             65,209       (11,551)
         Deferred rental income                             9,500       (75,583)
                                                      -----------   -----------
           Net cash provided by operating activities    3,370,533     3,390,007
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales and dispositions of equipment    1,073,848        33,800
   Purchases of equipment on operating leases          (3,256,955)     (805,938)
                                                      -----------   -----------
     Net cash used in investing activities             (2,183,107)     (772,138)
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions paid to partners                 (1,763,199)   (1,719,485)
                                                      -----------   -----------
     Net cash used in financing activities             (1,763,199)   (1,719,485)
                                                      -----------   -----------

NET (DECREASE)INCREASE IN CASH AND
CASH EQUIVALENTS                                         (575,773)      898,384

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                     2,524,801     1,141,970
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                         $ 1,949,028   $ 2,040,354
                                                      ===========   ===========


                   The accompanying notes are an integral part
                         of these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997
                                   (unaudited)

1. GENERAL

      The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the General Partners, necessary to fairly present the financial position of the Partnership as of June 30, 1997 and the results of its operations, changes in partners' equity and cash flows for the six months then ended.

      These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Partnership's audited financial statements for the year ended December 31, 1996.

2. TRANSACTIONS WITH AFFILIATES

                        Acquisition and Operating Stages

      Acquisition of Equipment Pursuant to its investment objectives, the Partnership has acquired, on an all-cash basis, certain leased equipment from Equis Financial Group L.P.("EFG")(formerly American Finance Group or AFG), an affiliate of the Managing General Partner.

      The purchase price of the equipment acquired from EFG is equal to the lesser of the adjusted cost of the equipment or the appraised value of the equipment at the time of its acquisition by the Partnership ("EFG carrying value"). The adjusted cost of the equipment is equal to the price paid by EFG, plus the cost of an appraisal, EFG's cost of interim financing for the equipment and any taxes paid by EFG, less certain interim rentals received by EFG with respect to the equipment. The Partnership purchased equipment for purchase prices aggregating $3,161,972 during the six months ended June 30, 1997. (None during the quarter then ended)

      Acquisition Fee The Managing General Partner, or its affiliates, receives or is entitled to receive a fee equal to (i) 2.25% of the purchase price of equipment purchased with net offering proceeds from the sale of Units, and (ii) 3.0% of the purchase price of equipment purchased with reinvested Partnership income as compensation for evaluating, selecting, negotiating and consummating the acquisition of the equipment. There was no acquisition fee payable with respect to the equipment purchased with the Class B Limited Partner's cash contributions. The Partnership paid acquisition fees of $94,983 during the six months ended June 30, 1997. (None during the quarter then ended)

      Management Fees The General Partners are entitled to receive a monthly fee in an amount equal to 2.0% of gross rentals for Full Payout Leases, as defined in the Partnership Agreement (in general, leases for which rent due over the non-cancelable lease term exceeds the Partnership's cost of the equipment), and 5.0% of gross rentals for other leases (payable 66.67% to the Managing General Partner and 33.33% to the Administrative General Partner) as compensation for services rendered in connection with the management of the equipment. Management fees of $74,654 and $147,208 were earned by the General Partners with respect to the rentals earned by the Partnership during the quarter and six months ended June 30, 1997.

      Disposition Fees The General Partners, or their affiliates, are entitled to receive a subordinated disposition fee in an amount equal to the lesser of
(i) 50% of the fee that would be charged by an unaffiliated party, or (ii) 3% of the gross contract price relating to each sale of equipment (payable 50% to the Managing General Partner or its affiliates and 50% to the Administrative General Partner) as compensation for negotiating and consummating sales of equipment. Subordinated disposition fees payable with respect to sales and dispositions during the quarter and six months ended June 30, 1997 aggregated $25,004 and $50,125, respectively. Cumulative subordinated disposition fees totaled $97,693 at such date. These fees, which were charged to operations, are not currently payable since their payment is subordinated to the Class A Limited Partners having received cash distributions equal to their capital contributions, plus an 8% annual cumulative return (as defined in the Partnership Agreement).

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

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties agreed to settle the case. A definitive settlement agreement was signed in July 1996 and in March 1997. The District Court approved the settlement as fair and reasonable. Under the terms of the settlement, PaineWebber agreed to pay $125 million and additional consideration to class members. The investors who had objected to the settlement have appealed the District Court's approval to the United States Court of Appeals for the Second Circuit. In July 1997, the U.S. Court of Appeals for the Second Circuit affirmed the District Court's approval of the settlement.

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

      The Partnership commenced its equipment reinvestment phase during 1993 by investing excess cash flows available after the payment of the distributions to the partners in additional equipment. As of June 30, 1997, equipment purchased pursuant to the reinvestment program including acquisition fees and expenses totaled $17,760,563 of which $3,256,955 was acquired during the six months ended June 30, 1997(none of which in the quarter then ended). As of June 30, 1997, the Partnership had approximately $1,580,000 of cash generated from operating activities and sales of equipment in excess of accrued distributions which is available for reinvestment in additional equipment. Additional equipment will be purchased pursuant to the reinvestment program during 1997 and in future years during the reinvestment period (which will end in either 1999 or 2000, at the General Partners' discretion).

      The Partnership invests working capital and cash flow from operations prior to its distribution to the partners or its reinvestment in additional equipment in short-term highly liquid investments. These investments are primarily short-term commercial paper issued by large domestic corporations. At June 30, 1997, the Partnership's cash of approximately $2,040,000 was primarily invested in commercial paper.

      Cash and cash equivalents decreased $575,773 from $2,524,801 at December 31, 1996 to $1,949,028 at June 30, 1997. This decrease primarily represented the amount by which distributions to partners and leased equipment purchased pursuant to the reinvestment program exceeded cash generated by operating activities and cash from sales.

      Rent and other receivables increased $770,655 from $1,175,409 at December 31, 1996 to $1,946,064 at June 30, 1997. Accounts receivable established with respect to equipment sales and dispositions increased by $595,996 from December 31, 1996 to June 30, 1997; in addition, there was an overall increase in rents receivable.

      During the quarter and six months ended June 30, 1997, the Partnership declared distributions of cash flow received from operations in the amount of $868,426 and $1,736,853 respectively. All distributions to the Class A Limited Partners represented an annualized distribution rate of 11% of their contributed capital and all distributions to the Class B Limited Partner represented an annualized distribution rate of 10% of its contributed capital.

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

Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. Based upon the amount of net income reported by the Partnership for accounting purposes, approximately 100%, respectively, of the 11% cash distributions to the Class A Limited Partners for the quarter ended June 30, 1997 (90% for the six months then ended) constituted a return of capital. Additionally, since inception, approximately 82% of the Class A Limited Partner's 11% cash distributions constituted a return of capital. However, the total actual return on capital over a leasing partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized.

Litigation

      See Footnote 3, "Legal Matters", for a discussion of certain litigation to which the Partnership is a party.

RESULTS OF OPERATIONS

      Substantially all of the Partnership's revenue during the quarter and six months ended June 30, 1997 was generated from the leasing of the equipment to unaffiliated third parties under triple net leases which were in effect at the time the equipment was acquired by the Partnership. The balance of the Partnership's revenue consisted of interest income from temporary investments and net gain on sales and dispositions of equipment.

      Under the terms of the triple net leases, all expenses related to the ownership and operation of the equipment during the quarter and six months ended June 30, 1997 were paid for by the lessees. The Partnership recorded depreciation expense pertaining to the equipment and incurred management fees and certain general and administrative expenses in connection with the operations of the Partnership. General and administrative expenses consisted primarily of investor reporting expenses and transfer agent and audit fees.

1997 Compared to 1996

      The Partnership reported net income of $109,533 and $420,761 for the quarter and six months ended June 30, 1997 ("1997 Quarter" and "1997 Period") as compared to $223,083 and $568,635 for the quarter and six months ended June 30, 1996 (1996 Quarter and 1996 Period). The principal reason for the decrease in net income in the 1997 Quarter and 1997 Period as compared to the 1996 Quarter and 1996 Period was that the provision for equipment impairment of $200,000 was provided in the 1997 Quarter and 1997 Period as compared to $75,000 in the 1996 Quarter and 1997 Period.

      Rental income decreased by $77,194 and $256,325, or 4% and 7%, respectively during the 1997 Quarter and 1997 Period as compared to the 1996 Quarter and 1996 Period, principally due to the sale of equipment upon lease expiration subsequent to the 1996 Quarter (which was earning rental revenue in the 1996 Quarter) and the renewal of certain equipment at lower rates, partially offset by rentals from equipment purchased on or after June 30, 1996.

      Interest income decreased by $13,392 and $11,675 in the 1997 Quarter and 1997 Period, respectively, as compared to the 1996 Quarter and 1996 Period due to a decrease in funds available for reinvestment.

      Depreciation and amortization expense decreased by $155,030 and $318,394 or 10% and 10% in the 1997 Quarter and 1997 Period, respectively, as compared to the 1996 Quarter and 1996 Period due to a decrease in equipment subject to operating leases (attributable to equipment sold subsequent to the 1996 Quarter offset by equipment purchased subsequent to the 1996 Quarter), and was consistent with the decrease in rental income.

      Management fees and subordinated dispositions fees increased by 23% or $18,801 in the 1997 Quarter as compared to the 1996 Quarter. Subordinated disposition fees incurred increased by 20,303 with respect to equipment sold or disposed during the 1997 Quarter ($25,004) as compared to the 1996 Quarter ($4,701). However, management fees decreased by approximately 2% or $1,502 in the 1997 Quarter as compared to the 1996 Quarter based on the decrease in rental revenues upon which such fees are based. Management fees and subordinated disposition fees increased by $32,676 or 20% in the 1997 Period as compared to the 1996 Period, Subordinated disposition fees increased by $44,956 in the 1997 Period ($50,125) as compared to the 1996 Period ($5,169). Management fees decreased by 8% or $12,280 in the 1997 Period as compared to the 1996 Period based on the decrease in rental revenue upon which such fees are based.

      General and administrative expenses decreased by $8,043 and $9,627 or 20% and 14% in the 1997 Quarter and 1997 Period as compared to the 1996 Quarter and 1996 Period, which was consistent with the Partnership's level of operations.

                           Part II. OTHER INFORMATION

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

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties agreed to settle the case. A definitive settlement agreement was signed in July 1996 and in March 1997. The District Court approved the settlement as fair and reasonable. Under the terms of the settlement, PaineWebber agreed to pay $125 million and additional consideration to class members. The investors who had objected to the settlement have appealed the District Court's approval to the United States Court of Appeals for the Second Circuit. In July 1997, the U.S. Court of Appeals for the Second Circuit affirmed the District Court's approval of the settlement.

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

Item 6. Exhibits and Reports on Form 8-K

      (a)   None

      (b) The Partnership did not file any reports on Form 8-K during the second quarter of the fiscal year ending December 31, 1997.

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

                                 PW Preferred Yield Fund II, L.P.
                                 (Registrant)


                                 By: General Equipment Management II, Inc.
                                     A General Partner


Date: August 12, 1997            By: /s/ Joseph P. Ciavarella
                                     ----------------------------------------
                                     Joseph P. Ciavarella
                                     Vice President, Secretary,
                                     Treasurer and Chief Financial
                                     and Accounting Officer