Form 10-Q
period 1997-09-30
PAINEWEBBER PREFERRED YIELD FUND 2 LP
filed 1997-11-14
CIK 880297

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1997
                              -----------------------------

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

                        PW Preferred Yield Fund II, L.P.
                      Quarterly Report on Form 10-Q for the
                        Quarter Ended September 30, 1997

                                Table of Contents


                                                                                       Page
                                                                                       ----
  Part I.         FINANCIAL INFORMATION

                  Item 1.    Financial Statements                                        2

                             Balance Sheets - September 30, 1997 and
                             December 31, 1996 (unaudited)                               2

                             Statements of Income for the three months
                             ended September 30, 1997 and 1996 (unaudited)               3

                             Statements of Income for the nine months
                             ended September 30, 1997 and 1996 (unaudited)               4

                             Statements of Partners' Equity for the
                             nine months ended September 30, 1997
                             and 1996 (unaudited)                                        5

                             Statements of Cash Flows for the nine
                             months ended September 30, 1997 and
                             1996 (unaudited)                                            6

                             Notes to Financial Statements (unaudited)                   7

                  Item 2.    Management's Discussion and Analysis of
                             Financial Condition and Results of Operations               11


  Part II.        OTHER INFORMATION

                  Item 1.    Legal Proceedings                                           15

                  Item 6.    Exhibits and Reports on Form 8-K                            16

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                        PW PREFERRED YIELD FUND II, L.P.

           BALANCE SHEETS -- SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                   (unaudited)

                                                             1997               1996
                                                             ----               ----
                                     ASSETS

    Cash and cash equivalents                             $ 4,748,469        $ 2,524,801
    Rent and other receivables, net                         1,052,072          1,175,409
    Equipment on operating leases, net of
      accumulated depreciation of $20,407,047
      and $15,875,879, and writedowns
      of $363,630 and $568,737 at
      September 30, 1997 and
      December 31, 1996, respectively                      12,221,027         14,736,716
    Equipment held for sale or lease, net of
      accumulated depreciation of $446,084
      and $512,405, at  September 30, 1997
      and December 31, 1996, respectively                     139,271            134,700

    Other assets, net                                          18,355             25,405
                                                          -----------        -----------
        Total Assets                                      $18,179,194        $18,597,031
                                                          ===========        ===========

                        LIABILITIES AND PARTNERS' EQUITY

   LIABILITIES:

      Accounts payable and accrued liabilities            $   128,344        $   129,281
      Payable to affiliates (Note 2)                          467,428            260,996
      Deferred rental income                                  153,500            125,500
      Distributions payable to partners                       327,385            353,731
                                                          -----------        -----------
        Total Liabilities                                   1,076,657            869,508
                                                          -----------        -----------

      COMMITMENTS AND CONTINGENCIES (NOTE 3)

    PARTNERS' EQUITY:

      General Partners                                        823,612            653,082
      Limited Partners:
        Class A (54,027  Units
          outstanding)                                     14,247,466         14,978,906
        Class B                                             2,031,459          2,095,535
                                                          -----------        -----------
          Total Partners' Equity                           17,102,537         17,727,523
                                                          -----------        -----------
            Total Liabilities and Partners' Equity        $18,179,194        $18,597,031
                                                          ===========        ===========

                 The accompanying notes are an integral part of
                           these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                              STATEMENTS OF INCOME

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (unaudited)

                                                       1997               1996
                                                       ----               ----
   REVENUE:
      Rentals from operating leases                 $1,795,249        $1,876,452
      Gain on sale of equipment, net (Note 4)        1,044,415             4,895
      Interest                                          39,432            29,504
                                                    ----------        ----------
                                                     2,879,096         1,910,851
                                                    ----------        ----------

   EXPENSES:
      Depreciation and amortization                  1,177,992         1,317,211
      Writedowns                                            --           175,000
      Management fees (Note 2)                         114,204            75,709
      Subordinated disposition fees (Note 2)             3,531               893
      General and administrative (Note 2)               23,838            27,475
                                                    ----------        ----------
                                                     1,319,565         1,596,288
                                                    ----------        ----------

   NET INCOME                                       $1,559,531        $  314,563
                                                    ==========        ==========

   NET INCOME ALLOCATED:
      To the General Partners                       $   47,365        $   79,973
      To the Class A Limited Partners                1,348,754           219,895
      To the Class B Limited Partner                   163,412            14,695
                                                    ----------        ----------
                                                    $1,559,531        $  314,563
                                                    ==========        ==========


   NET INCOME PER WEIGHTED AVERAGE
   NUMBER OF UNITS OF CLASS A LIMITED
   PARTNER INTEREST OUTSTANDING                     $    24.96        $     4.07
                                                    ==========        ==========
   WEIGHTED AVERAGE NUMBER OF
   UNITS OF CLASS A LIMITED PARTNER
   INTEREST OUTSTANDING                                 54,027            54,027
                                                    ==========        ==========

                 The accompanying notes are an integral part of
                           these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                              STATEMENTS OF INCOME

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (unaudited)


                                                       1997               1996
                                                       ----               ----
   REVENUE:
      Rentals from operating leases                 $5,473,365        $ 5,810,893
      Gain (loss) on sale of equipment, net
         (Note 4)                                      958,945            (30,356)
      Interest                                          76,338             78,085
                                                    ----------        -----------
                                                     6,508,648          5,858,622
                                                    ----------        -----------

   EXPENSES:
      Depreciation and amortization                  3,931,157          4,388,770
      Writedowns                                       200,000            250,000
      Management fees (Note 2)                         261,412            235,197
      Subordinated disposition fees (Note 2)            53,656              6,062
      General and administrative (Note 2)               82,131             95,395
                                                    ----------        -----------
                                                     4,528,356          4,975,424
                                                    ----------        -----------

   NET INCOME                                       $1,980,292        $   883,198
                                                    ==========        ===========

   NET INCOME ALLOCATED:
      To the General Partners                       $  300,793        $   237,998
      To the Class A Limited Partners                1,497,173            541,792
      To the Class B Limited Partner                   182,326            103,408
                                                    ----------        -----------
                                                    $1,980,292        $   883,198
                                                    ==========        ===========

   NET INCOME PER WEIGHTED AVERAGE
   NUMBER OF UNITS OF CLASS A LIMITED
   PARTNER INTEREST OUTSTANDING                     $    27.71        $     10.03
                                                    ==========        ===========

   WEIGHTED AVERAGE NUMBER OF
   UNITS OF CLASS A LIMITED PARTNER
   INTEREST OUTSTANDING                                 54,027             54,027
                                                    ==========        ===========

                 The accompanying notes are an integral part of
                           these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (unaudited)



                                                                    Class A              Class B
                                                 General            Limited              Limited
                                                 Partners           Partners             Partner              Total
                                                 --------           --------             -------              -----
   Balance, January 1, 1997                     $ 653,082         $ 14,978,906         $ 2,095,535         $ 17,727,523

      Net income                                  300,793            1,497,173             182,326            1,980,292

      Distributions declared to partners         (130,263)          (2,228,613)           (246,402)          (2,605,278)
                                                ---------         ------------         -----------         ------------

   Balance, September 30, 1997                  $ 823,612         $ 14,247,466         $ 2,031,459         $ 17,102,537
                                                =========         ============         ===========         ============



   Balance, January 1, 1996                     $ 530,336         $ 17,381,975         $ 2,309,032         $ 20,221,343


      Net income                                  237,998              541,792             103,408              883,198

      Distributions declared to partners         (130,263)          (2,228,613)           (246,402)          (2,605,278)
                                                ---------         ------------         -----------         ------------

   Balance, September 30, 1996                  $ 638,071         $ 15,695,154         $ 2,166,038         $ 18,499,263
                                                =========         ============         ===========         ============

                 The accompanying notes are an integral part of
                           these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (unaudited)


                                                                 1997              1996
                                                                 ----              ----
   CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                             $ 1,980,292         $   883,198
      Adjustments to reconcile net income to net
        cash provided by operating activities:
      Depreciation and amortization                            3,931,157           4,388,770
      Provisions for writedowns                                  200,000             250,000
          (Gain) loss on sale of equipment, net                 (958,945)             30,356
          Rent and other receivables                             304,299            (630,350)
          Increase in other assets                                    --             (11,326)
          Accounts payable and accrued liabilities                  (937)              4,261
          Payable to affiliates                                  206,432             176,335
          Deferred rental income                                  28,000              11,087
                                                             -----------         -----------
            Net cash provided by operating activities          5,690,298           5,102,331
                                                             -----------         -----------

   CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of equipment                             2,421,949              75,400
      Purchases of equipment on operating leases              (3,256,955)          ( 805,938)
                                                             -----------         -----------
        Net cash used in investing activities                   (835,006)          ( 730,538)
                                                             -----------         -----------

   CASH FLOWS FROM FINANCING ACTIVITIES:
   .  Cash distributions paid to partners                     (2,631,624)         (2,579,226)
                                                             -----------         -----------
        Net cash used in financing activities                 (2,631,624)         (2,579,226)
                                                             -----------         -----------

   NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                            2,223,668           1,792,567

   CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                         2,524,801           1,141,970
                                                             -----------         -----------

   CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                             $ 4,748,469         $ 2,934,537
                                                             ===========         ===========

                 The accompanying notes are an integral part of
                           these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997
                                   (unaudited)

1.       GENERAL

         The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the General Partners, necessary to fairly present the financial position of the Partnership as of September 30, 1997 and the results of its operations, changes in partners' equity and cash flows for the quarter and nine months then ended.

         These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Partnership's audited financial statements for the year ended December 31, 1996. Certain reclassifications have been made to the 1996 financial statements to conform to the classification used in 1997.

2.       TRANSACTIONS WITH AFFILIATES


                        Acquisition and Operating Stages

         Acquisition of Equipment Pursuant to its investment objectives, the Partnership has acquired, on an all-cash basis, certain leased equipment from Equis Financial Group L.P. ("EFG") (formerly American Financial Group or "AFG"), an affiliate of the Managing General Partner.

         The purchase price of the equipment acquired from EFG is equal to the lesser of the adjusted cost of the equipment or the appraised value of the equipment at the time of its acquisition by the Partnership ("EFG carrying value"). The adjusted cost of the equipment is equal to the price paid by EFG, plus the cost of an appraisal, EFG's cost of interim financing for the equipment and any taxes paid by EFG, less certain interim rentals received by EFG with respect to the equipment. The Partnership purchased equipment for purchase prices aggregating $3,161,972 during the nine months then ended September 30, 1997(none during the quarter then ended).

         Acquisition Fee The Managing General Partner, or its affiliates, receives or is entitled to receive a fee equal to (i) 2.25% of the purchase price of equipment purchased with net offering proceeds from the sale of Units, and (ii) 3.0% of the purchase price of equipment purchased with reinvested Partnership income as compensation for evaluating, selecting, negotiating and consummating the acquisition of the equipment. There was no acquisition fee payable with respect to the equipment purchased with the Class B Limited

Partner's cash contributions. The Partnership paid acquisition fees of $94,983 during the nine months ended September 30, 1997 (none during the quarter then ended).

         Management Fees The General Partners are entitled to receive a monthly fee in an amount equal to 2.0% of gross rentals for Full Payout Leases, as defined in the Partnership Agreement (in general, leases for which rent due over the non-cancelable lease term exceeds the Partnership's cost of the equipment), and 5.0% of gross rentals for other leases (payable 66.67% to the Managing General Partner and 33.33% to the Administrative General Partner) as compensation for services rendered in connection with the management of the equipment. Management fees of $114,204 and $261,412 were earned by the General Partners with respect to the rentals earned by the Partnership during the quarter and nine months ended September 30, 1997.

         Disposition Fees The General Partners, or their affiliates, are entitled to receive a subordinated disposition fee in an amount equal to the lesser of (i) 50% of the fee that would be charged by an unaffiliated party, or
(ii) 3% of the gross contract price relating to each sale of equipment (payable 50% to the Managing General Partner or its affiliates and 50% to the Administrative General Partner) as compensation for negotiating and consummating sales of equipment. Subordinated disposition fees payable with respect to sales and dispositions during the quarter and nine months ended September 30, 1997 aggregated $3,531 and $53,656 respectively. Cumulative subordinated disposition fees totaled $101,224 at such date. These fees, which were charged to operations, are not currently payable since their payment is subordinated to the Class A Limited Partners having received cash distributions equal to their capital contributions, plus an 8% annual cumulative return (as defined in the Partnership Agreement).

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

         The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in the Partnership, PaineWebber and the Administrative General Partner (1) failed to provide adequate disclosure of the risks involved with the Partnership; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs also alleged that following the sale of the Partnership investments, PaineWebber and the Administrative General Partner misrepresented financial information about the Partnership's value and performance. The amended complaint alleged that PaineWebber and the

Administrative General Partner violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the Limited Partnerships. In addition, the plaintiffs also sought treble damages under RICO.

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

4. EQUIPMENT SALES

         During 1997, a lessee prepaid and terminated the leases with respect to certain equipment schedules and purchased the equipment for negotiated prices. The lease termination payment in the amount of $814,384 was included in gains on sale of equipment, net, on the statements of income presented.

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

         The Partnership commenced its equipment reinvestment phase during 1993 by investing excess cash flows available after the payment of the distributions to the partners in additional equipment. As of September 30, 1997, equipment purchased pursuant to the reinvestment program including acquisition fees and expenses totaled $17,760,563 of which $3,256,955 was acquired during the nine months ended September 30, 1997(none of which in the quarter then ended). As of September 30, 1997, the Partnership had approximately $4,386,000 of cash generated from operating activities and sales of equipment in excess of accrued distributions which is available for reinvestment in additional equipment. Additional equipment will be purchased pursuant to the reinvestment program during 1997 and in future years during the reinvestment period (which will end in either 1999 or 2000, at the General Partners' discretion).

         The Partnership invests working capital and cash flow from operations prior to its distribution to the partners or its reinvestment in additional equipment in short-term highly liquid investments. These investments are primarily short-term commercial paper issued by large domestic corporations. At September 30, 1997, the Partnership's cash was primarily invested in commercial paper.

         Cash and cash equivalents increased from $2,524,801 at December 31, 1996 to $4,748,469 at September 30, 1997. This increase primarily represented the amount by which cash from operating activities (including cash from the lease prepayments) and cash from sales exceeded distributions to partners and leased equipment purchased pursuant to the reinvestment program.

         Rent and other receivables decreased $123,337 from $1,175,409 at December 31, 1996 to $1,052,072 at September 30, 1997. Accounts receivable established with respect to equipment sales and dispositions increased by $180,962 from December 31, 1996 to September 30, 1997; this was offset by an overall decrease in rents receivable.

         During the quarter and nine months ended September 30, 1997, the Partnership declared distributions of cash flow received from operations in the amount of $868,426 and $2,605,278 respectively. All distributions to the Class A Limited Partners represented an annualized distribution rate of 11% of their contributed capital and all distributions to the Class B Limited Partner represented an annualized distribution rate of 10% of its contributed capital.

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

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. Based upon the amount of net income reported by the Partnership for accounting purposes, approximately 33%, respectively, of the 11% cash distributions to the Class A Limited Partners for the nine months ended September 30, 1997 constituted a return of capital. Such amount was approximately 76% in the comparable prior year period in the deemed amount representing return of capital. The reason for the decrease was the recognition in the 1997 Period of the lease prepayments received. Additionally, since inception, approximately 73% of the Class A Limited Partner's 11% cash distributions constituted a return of capital. However, the total actual return on capital over a leasing partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized.

Litigation

         See Footnote 3, "Legal Matters", for a discussion of certain litigation to which the Partnership is a party.


RESULTS OF OPERATIONS

         Substantially all of the Partnership's revenue during the quarter and nine months ended September 30, 1997 was generated from the leasing of the equipment to unaffiliated third parties under triple net leases which were in effect at the time the equipment was acquired by the Partnership. The balance of the Partnership's revenue consisted of interest income from temporary investments and net gain on sales and dispositions of equipment.

         Under the terms of the triple net leases, all expenses related to the ownership and operation of the equipment during the quarter and nine months ended September 30, 1997 were paid for by the lessees. The Partnership recorded depreciation expense pertaining to the equipment and incurred management fees and certain general and administrative expenses in connection with the operations of the Partnership. General and administrative expenses consisted primarily of investor reporting expenses and transfer agent and audit fees.

1997 Compared to 1996

         The Partnership reported net income of $1,559,531 and $1,980,292 for the quarter and nine months ended September 30, 1997 ("1997 Quarter" and "1997 Period") as compared to $314,563 and $883,198 for the quarter and nine months ended September 30, 1996 ("1996 Quarter" and "1996 Period"). The principal reasons for the increase in net income in the 1997 Quarter and 1997 Period as compared to the 1996 Quarter and 1996 Period was the lease prepayments and related sale of equipment pursuant to six equipment schedules during the 1997 Quarter resulting in a difference between gains and losses on dispositions of equipment generated during the comparative periods.

         Rental income decreased by $81,203 and $337,528, or 4% and 6%, respectively during the 1997 Quarter and 1997 Period as compared to the 1996 Quarter and 1996 Period, principally due to the sale of equipment upon lease expiration subsequent to the 1997 Quarter (which was earning rental revenue in the 1996 Quarter) and the renewal of certain equipment at lower rates, partially offset by rentals from equipment purchased subsequent to September 30, 1996.

         Interest income increased by $9,928 but decreased by ($1,747) or 34% and (2%) in the 1997 Quarter and 1997 Period, respectively, as compared to the 1996 Quarter and 1996 Period due principally to the balances of funds available for reinvestment. These funds are invested in short-term highly liquid investments until utilized to purchase additional equipment.

         Depreciation and amortization expense decreased by $139,219 and $457,613 or 11% and 10% in the 1997 Quarter and 1997 Period, respectively, as compared to the 1996 Quarter and 1996 Period due to a decrease in equipment subject to operating leases (attributable to equipment sold subsequent to the 1996 Quarter offset by equipment purchased subsequent to the 1996 Quarter), and was consistent with the decrease in rental income.

         Based upon the evaluation of equipment owned, the Partnership provided for writedowns of $200,000 (none in the 1997 Quarter) and $250,000 ($175,000 in the 1996 Quarter) during the 1997 Period and 1996 Period, respectively.


         Management fees increased by $38,495 and $26,215 or 51% and 11% in the 1997 Quarter and 1997 Period as compared to the corresponding periods in the prior year. The principal reason for the increase was the lease termination payments received in the 1997 Quarter relating to six equipment schedules (the equipment under which was ultimately sold) aggregating approximately $800,000.

         Subordinated disposition fees increased $2,638 and $47,594 in the 1997 Quarter and 1997 Period as compared to the 1996 Quarter and 1996 Period. The increase is attributable to an increase in equipment sales and equipment sales proceeds generated which is the basis for such fee.

         General and administrative expenses decreased by $3,637 and $13,264 or 13 % and 14% in the 1997 Quarter and 1997 Period as compared to the 1996 Quarter and 1996

Period. The reason for the decrease in the 1997 Period as compared to the 1996 Period was due principally to a decrease in partnership level income taxes; the general and administrative expenses for the 1997 Quarter were consistent with prior 1997 Quarters and consistent with the Partnership's level of operations.

                           Part II. OTHER INFORMATION


Item 1. Legal Proceedings

         In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and PaineWebber Group, Inc. (together, "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1997, after the actions were consolidated under the title In re: PaineWebber Limited Partnerships Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including the Administrative General Partner of the Partnership.

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

Item 6.           Exhibits and Reports on Form 8-K

           (a)    None

           (b) The Partnership did not file a report on Form 8-K during the third quarter of the fiscal year ending December 31, 1997

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


                                 PW Preferred Yield Fund II, L.P.
                                 (Registrant)


                                 By: General Equipment Management II, Inc. A General Partner


Date:  November 7, 1997                   By:     /s/ Joseph P. Ciavarella
                                                  ------------------------
                                                  Joseph P. Ciavarella
                                                  Vice President, Secretary,
                                                  Treasurer and Chief Financial
                                                  and Accounting Officer