Form 10-K
period 1997-12-31
PAINEWEBBER PREFERRED YIELD FUND 2 LP
filed 1998-03-31
CIK 880297

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended             December 31, 1997
                         -------------------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                        to
                              -----------------------    -----------------------

Commission file number 0-22300
                       ---------------------------------------------------------

                        PW Preferred Yield Fund II, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                                84-1180783
 -----------------------                                     ----------------
 (State of organization)                                     (I.R.S. Employer
                                                            Identification No.)

     88 Broad Street
  Boston, Massachusetts                                            02110
  ---------------------                                          ----------
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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      State the aggregate market value of the voting stock held by non-affiliates of the Registrant: Not applicable.

                        PW Preferred Yield Fund II, L.P.
                       Annual Report on Form 10-K for the
                       Fiscal Year Ended December 31, 1997

                                Table of Contents

                                                                            Page
                                                                            ----
Part I
------

Item 1   Business.........................................................   1
Item 2   Properties.......................................................   5
Item 3   Legal Proceedings................................................   6
Item 4   Submission of Matters to a Vote
             of Security Holders..........................................   7

Part II
-------

Item 5   Market for Registrant's Common Equity
             and Related Stockholder Matters..............................   8
Item 6   Selected Financial Data .........................................  10
Item 7   Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations....................................  11
Item 8   Financial Statements.............................................  F-1
Item 9   Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure.........................................  15

Part III
--------

Item 10  Directors and Executive Officers
             of the Registrant............................................   15
Item 11  Executive Compensation...........................................   17
Item 12  Security Ownership of Certain
             Beneficial Owners and Management.............................   17
Item 13  Certain Relationships and
             Related Transactions.........................................   18

Part IV

Item 14  Exhibits, Financial Statement Schedules
             and Reports on Form 8-K......................................   20

                                     PART I

Item 1. Business

General

      PW Preferred Yield Fund II, L.P. (the "Partnership" or the "Registrant") is a limited partnership organized under the laws of the State of Delaware on October 1, 1991. The general partners of the Partnership are Pembroke Financial Limited Partnership, the Managing General Partner, a Massachusetts limited partnership, and General Equipment Management II, Inc., the Administrative General Partner, a Delaware corporation that is a wholly-owned subsidiary of Paine Webber Group Inc. The Managing General Partner is owned by Equis Financial Group Limited Partnership ("EFG") formerly American Finance Group ("AFG"), a Massachusetts limited partnership, which acts as Equipment Manager for the Partnership. (The Managing General Partner and the Administrative General Partner are sometimes hereinafter collectively referred to as the "General Partners".)

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

                                Number           Gross
                                  of           Offering
              Date              Units          Proceeds
              ----              -----          --------
        November 16, 1992       23,086       $11,543,000
        December 23, 1992       10,521         5,260,500
        March 31, 1993           9,958         4,979,000
        August 19, 1993          6,671         3,335,500
        January 13, 1994         2,934         1,467,000
        July 26, 1994              857           428,500
                                ------       -----------
                                54,027       $27,013,500
                                ======       ===========


The Partnership incurred $3,260,594 of sales commissions and other offering expenses in connection with the sale of these Units, thus receiving $23,752,906 of net offering proceeds.

      In the aggregate, the Class B Limited Partner contributed $231,098, $1,022,543 and $2,031,736 during 1994, 1993 and 1992, respectively.

      The Partnership acquired, on an all-cash basis, a portfolio of equipment subject to triple net leases with unaffiliated third parties. The equipment purchased by the Partnership consists of industrial equipment, including, but not limited to, materials-handling, mining, transportation and manufacturing testing equipment, and business equipment, including, but not limited to, computers and computer-related and telecommunications equipment. The Partnership expects that the equipment purchased in the future will be similar equipment. Business equipment owned by the Partnership is limited to 60% of the value of the Partnership's total equipment.

      The equipment is purchased by AFG directly from the manufacturer's or from independent third parties and resold to the Partnership. The Partnership's purchase price for the equipment is equal to the lesser of the adjusted cost of the equipment or the appraised value of the equipment at the time of its acquisition by the Partnership. The adjusted cost of the equipment is equal to the price paid by EFG plus the cost of an appraisal and EFG's interim financing plus any taxes, less certain interim rentals received by EFG. However, if in the future there are delays in identifying transactions for reinvestment, the Partnership could develop alternative sources for transactions including outside brokers. This may make it more difficult to find transactions that fit the Partnership's investment objectives because generally brokers will either charge a fee or mark up the price of equipment for sale. (See below for further discussion regarding the purchase of AFG's lease origination business by PLM.)

      The Partnership only acquires equipment that is already subject to short-term leases (generally, 5 years or less). The Partnership's business is not subject to seasonal variations.

      At least 65% of the Partnership's initial equipment has been leased to lessees which are investment-grade lessees, or which are operating subsidiaries of entities which are investment-grade companies. An investment-grade lessee is a company with a credit rating of not less than Baa, as determined by Moody's Investor Services, Inc. or comparable credit ratings, as determined by other recognized credit-rating services. No more than 15% of the equipment will be leased to a single lessee or its affiliates.

      The Partnership is required to dissolve and distribute all of its assets no later than December 31, 2005. However, the General Partners anticipate that all equipment will be sold and that the Partnership will be liquidated between 2000 and 2003.

      During the reinvestment period (which will end in either 1999 or 2000, at the General Partners' discretion) distributable cash flows in excess of current distributions to the Class A Limited Partners at an annualized distribution rate of 11% of their contributed capital, to the Class B Limited Partner at an annualized distribution rate of 10% of its contributed capital and to the General Partners, if any, will be reinvested in additional leased equipment.
See Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations." Upon the termination of the reinvestment period, all available cash flows will be distributed to the partners.

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

     On January 3, 1996, AFG and PLM executed an amendment to the 1995 agreements whereby PLM purchased: (i) AFG's lease origination business and associated contracts, (ii) the rights to the name "American Finance Group" and associated logo , and (iii) certain furniture, fixtures and computer software. Effective January 1, 1996, PLM hired AFG's marketing force and certain other support personnel in connection with the transaction and relinquished its responsibilities under the 1995 agreements to provide accounting, asset management and investor services to AFG, its affiliates and the Investment Programs after December 31, 1995. Accordingly, AFG and its affiliates retain ownership and managerial control with respect to each of the general partners (including the Managing General Partner of the Partnership) or managing trustees of the Investment Programs; and AFG, as Manager, will continue to provide acquisition and asset management services to the Partnership.

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

Impact of the Year 2000 Issue

      The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. This could result in a system failure or miscalculations in the year 2000 causing disruptions of operations of the Partnership, its lessees, or general partners.

      The Partnership has already reviewed and identified its computer systems that are subject to Year 2000 risk. Accordingly, the Partnership has commenced the remediation of all systems not Year 2000 compliant. Remediation and testing of such systems will be completed in advance of Year 2000. The costs of such remediation is expensed as incurred and will not be material to the Partnership's financial position or results of operations.

      The Partnership has also initiated communication with lessees and vendors to determine the extent to which the Partnership is vulnerable to those third parties' failures to remediate their own Year 2000 issues. The Partnership has not yet completed its communication with its lessees and vendors. As a result, the Partnership can not determine at this time the extent, if any, to which the Partnership may be exposed to financial risk from the inability of the Partnership's lessees and vendors to repediate their own year 2000 issues.

New Accounting Pronouncements, Issued But Not Yet Effective

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonower sources. The Partnership does not expect this pronouncement to materially impact the reporting of its results of operations.

Equipment Portfolio

      The following table describes the Partnership's equipment portfolio as of December 31, 1997:

                           Type                      Original Cost(1)
                           ----                      ----------------
              Materials Handling                        $13,101,195
              Construction and Mining                     3,350,059
              Transportation                              3,445,627
              Medical, Research and Testing               1,870,521
              Manufacturing Testing                         611,600
              Computers and Printers                      2,637,321
              Retail Sales                                2,893,144
              Tele-Communication                          1,599,193
              Furniture and Fixtures                      1,501,832
                                                        -----------
                                                        $31,010,492
                                                        ===========

(1) Includes related acquisition fees.

The above table includes computers and printers with original purchase prices aggregating $280,666 and materials handling equipment with original purchase prices aggregating $682,402 which were off lease at December 31, 1997.

Significant Lessees

      The Partnership leases its equipment to a significant number of lessees. Revenue from each of four lessees which accounted for 10% or more of total rentals from leases for the year ended December 31, 1997 as follows:

               Chrysler Corporation                   13%
               Collection Services Inc.               13% (A)
               AT&T Corporation                       10%
               General Motors                         10%

      (A) Includes the lease termination payment of all of the related leases in 1997 and the sale of the related equipment thereunder.

      The Partnership is not dependent on any one or more of these lessees for future business. The Managing General Partner believes that alternative lessees are available in the event current lessees decide no longer to do business with EFG or the Partnership. As part of its investment objectives, the Partnership intends to further diversify its equipment portfolio in the future.

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

Employees

      The Partnership has no employees. The officers, directors and employees of the General Partners and their affiliates perform services on behalf of the Partnership. The General Partners are entitled to certain fees and reimbursements of certain out-of-pocket expenses incurred in connection with the performance of these management services. See Item 10 of this Report, "Directors and Executive Officers of the Registrant", and Item 13 of this Report, "Certain Relationships and Related Transactions", which are incorporated herein by reference.

Item 2. Properties

      The Partnership does not own or lease any properties other than the equipment which is discussed in Item 1 of this Report, "Business", which is incorporated herein by reference.

Item 3. Legal Proceedings

      In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning Paine Webber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against Paine Webber Incorporated and Paine Webber Group, Inc. (together, "Paine Webber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title [In re: Paine Webber Limited Partnerships Litigation,] the plaintiffs amended their complaint to assert claims against a variety of other defendants, including the Administrative General Partner of the Partnership.

      The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in the Partnership, Paine Webber and the Administrative General Partner (1) failed to provide adequate disclosure of the risks involved with the Partnership; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs also alleged that following the sale of the Partnership interests Paine Webber and the Administrative General Partner misrepresented financial information about the Partnership's value and performance. The amended complaint alleged that Paine Webber and the Administrative General Partner violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by Paine Webber from the Limited Partnerships. In addition, the plaintiffs also sought treble damages under RICO.

      On May 30, 1995, the U.S. District Court certified class action treatment of the plaintiff's claims in the class action entitled, In re: Paine Webber Limited Partnerships Litigation.

      In January 1996, Paine Webber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties agreed to settle the case. A definitive settlement agreement was signed in July 1996 and in March 1997, the District Court approved the settlement as fair and reasonable. Under the terms of the settlement, Paine Webber agreed to pay $125 million and certain additional consideration to class members. The investors who had objected to the settlement have appealed the District Court's approval to the United States Court of Appeals for the Second Circuit. In July 1997, the U.S. Court of Appeals for the Second Circuit affirmed the District Court's approval of the settlement. The District Court must still determine the extent of attorneys fees to be awarded to plaintiffs' counsel which will be paid from the settlement fund, so that the remainder of the monies can be distributed to class members.

      Under certain circumstances, pursuant to the Partnership Agreement and other contractual obligations, Paine Webber and its affiliates, including the Administrative General Partner were entitled to indemnification from the Partnership for expenses and liabilities in connection with the above litigation. Paine Webber and the affiliates have agreed to not seek indemnification from the

Partnership for any amounts payable in connection with the aforementioned litigation.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Limited Partners of the Partnership, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1997.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      There is no organized trading market for the purchase and sale of the Units and certain measures have been adopted and implemented to assure that no organized trading market will develop.

      As of March 1, 1998, the number of Limited Partners was approximately
1,315.

      The Partnership declared the following distributions to its Class A Limited Partners out of cash flows received from operations during 1997 and 1996:

     Period During
         Which           Amount Of
   Distribution Cash   Distribution
     Was Generated       Per Unit          Record Date         Payment Date
     -------------       --------          -----------         ------------
 January 1997              4.58          February 1, 1997     February 25, 1997
 February 1997             4.58          March 1, 1997        March 25, 1997
 March 1997                4.59          April 1, 1997        April 25, 1997
 April 1997                4.58          May 1, 1997          May 25, 1997
 May 1997                  4.58          June 1, 1997         June 25, 1997
 June 1997                 4.59          July 1, 1997         July 25, 1997
 July 1997                 4.58          August 1, 1997       August 25, 1997
 August 1997               4.58          September 1, 1997    September 25, 1997
 September 1997            4.59          October 1, 1997      October 25, 1997
 October 1997              4.58          November 1, 1997     November 27, 1997
 November 1997             4.58          December 1, 1997     December 23, 1997
 December 1997             4.59          January 1, 1998      January 23,1998

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
 December 1996             4.59          January 1, 1997      January 24, 1997

       All distributions above were paid to all Class A Limited Partners.

      Total distributions declared to all partners for 1997 and 1996 were as follows:

                                                        1997            1996
                                                        ----            ----
 Class A Limited Partners                            $2,971,485      $2,971,485
 Class B Limited Partner                                328,536         328,536
 General Partners                                       173,685         173,685
                                                     ----------      ----------
                                                     $3,473,706      $3,473,706
                                                     ==========      ==========

      Distributions may be characterized for tax, financial reporting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. Based upon the amount of net income reported by the Partnership for financial reporting purposes, approximately 48% and 81%, respectively, of the cash distributions to the Class A Limited Partners for the years ended December 31, 1997 and 1996 constituted a return of capital. Additionally, since inception approximately 74% of the cash distributions to the Class A Limited Partners constituted a return of capital. However, the total actual return on capital over a leasing partnership's life can only be determined at the termination of the partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized.

Item 6. Selected Financial Data

      The following selected financial data of the Partnership has been derived from the financial statements for the indicated period. The information set forth below should be read in conjunction with the Partnership's financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Items 8 and 7, respectively, of this Report, which are incorporated herein by reference.

                                        As of         As of          As of           As of            As of
                                     December 31,  December 31,   December 31,    December 31,     December 31,
                                     1997 or Year  1996 or Year   1995 or Year    1994 or Year     1993 or Year
                                        Ended         Ended          Ended           Ended            Ended
                                     December 31,  December 31,   December 31,    December 31,     December 31,
                                         1997          1996           1995            1994             1993
                                     ------------  ------------   ------------    ------------     ------------
Total Revenue(1)                     $ 7,907,694   $ 7,536,793    $ 8,271,776     $ 8,303,838      $ 6,158,305
Net Income                             2,037,965       979,886        683,531       1,247,403        1,050,148
Net income per Class A Limited
   Partnership Unit(2)                     28.65         10.52           3.31           13.96            15.32
Total Assets                          17,072,655    18,597,031     21,067,151      23,852,273       23,979,124
Total Partners' Equity                16,291,782    17,727,523     20,221,343      23,011,518       23,297,722
Distributions Declared to Partners     3,473,706     3,473,706      3,473,706       3,436,536        2,799,669

----------
(1) Includes net loss on sales and dispositions of equipment of $105,180, $101,317 and $50,498 for the years ended December 31, 1996, 1995 and 1994, respectively, and net gain on sale of equipment of $72,408 and $14,428 for the years ended December 31, 1997 and 1993, respectively.

(2)   Based upon the weighted average number of Class A Units outstanding.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discusion should be read in conjunction with the "Selected Financial Data" and the Consolidated Financial Statements of the Partnership and the Notes thereto this Report contains, in addition to historical information, forward-looking statements that include risks and other uncertainties. The Partnership's actual results may differ materially from those anticipated in these forward-looking statements. Factors that might cause such a difference include those discussed below, as well as general economic and business conditions, competition and other factors discussed elsewhere in this report. The Partnership undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

Liquidity and Capital Resources

      Rents and other receivables, net decreased by $216,900 from $1,175,409 at December 31, 1996 to $958,509 at December 31, 1997. Rent receivables were down slightly and the Partnership provided an allowance for bad debt at December 31, 1997, which was partially offset by an increase in receivables relating to equipment sales.

      Accounts payable and accrued liabilities decreased by $8,904 from $129,281 at December 31, 1996 to $120,377 at December 31, 1997 which was consistent with the Partnership's level of operations.

      Payable by affiliates increased by $8,486; from $260,996 at December 31, 1996 to $269,482 at December 31, 1997 which reflected an increase in subordinated disposition fees payable partially offset by a reduction in management fees payable.

      Deferred income decreased by $62,009 from $125,500 at December 31, 1996 to $63,491 at December 31, 1997 which reflects the number amount of advance payments received by the Partnership at the end of each period.

      The Partnership conducted no activities and recognized no profits or losses prior to the initial closing for the sale of Units on November 16, 1992, when the Partnership commenced operations.

      The Partnership commenced its equipment reinvestment phase during 1993 by investing excess cash flows available after the payment of the distributions to the partners in additional equipment. As of December 31, 1997, equipment purchased pursuant to the reinvestment program totaled $18,713,814 of which $4,210,206 was acquired in the year ended December 31, 1997. At December 31, 1997, the Partnership had approximately $3,850,000 of cash flows from operations and sales of equipment in excess of distributions and accrued distributions which is available for reinvestment in additional equipment of which approximately $2.5 million was expended or committed in the first quarter of 1998. Additional equipment will be purchased pursuant to the reinvestment program during 1998 and in future years during the reinvestment period (which will end in either 1999 or 2000, at the General Partners' discretion).

      The Partnership invests working capital and cash flows from operations prior to their distribution to the partners or their reinvestment in additional equipment in short-term highly liquid investments. These investments are primarily short-term commercial paper issued by large domestic corporations.

      During each of 1997, 1996 and 1995, the Partnership declared distributions of cash flow received from operations and sales in the amount of $3,473,706. All distributions to the Class A Limited Partners represent an annualized distribution rate of 11% of their contributed capital and all distributions to the Class B Limited Partner represent an annualized distribution rate of 10% of its contributed capital.

      Distributions may be characterized for tax, financial reporting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. Based upon the amount of net income reported by the Partnership for financial reporting purposes, approximately 48%, 81%, and 75%, respectively, of the 11% cash distributions to the Class A Limited Partners for the years ended December 31, 1997, 1996, and 1995 constituted a return of capital. However, the total actual return on capital over a leasing partnership's life can be determined only upon termination of a partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized.

      The rentals from firm-term non-cancelable leases in place for 1998 are less than the cash distribution objectives and expected related operating expenses. Thus, without cash from sales and month-to-month leases (leases which stay in place beyond the firm-term expiration date) or the cash flow generated from additional reinvestments, the Partnership may not be able to meet distribution objectives, potentially resulting in the early termination of the reinvestment period and commencement of the liquidation of the Partnership.

Litigation

See Item 3, "Legal Proceedings" for a discussion of certain class action lawsuits.

Results of Operations

1997 Compared to 1996

      The Partnership reported net income of $2,037,965 for the year ended December 31, 1997 ("1997 Period") as compared to $979,886 for the year ended December 31, 1996 ("1996 Period"). The principal reasons for the increase in net income in the 1997 Period as compared to the 1996 Period was the lease termination payment and related sale of equipment pursuant to six equipment schedules during the 1997 Period and the difference between gains and losses on dispositions of equipment generated during the comparative periods, as well as a decrease in depreciation expense.

      Rental income increased by $159,796, or 2% during the 1997 Period as compared to the 1997 Period, principally due to the lease termination payment received in 1997, partially offset by the rentals attributable to equipment sold upon originally scheduled lease expiration and the renewal of certain equipment at lower rates, partially offset by rentals from equipment purchased subsequent to December 31, 1996.

      Interest income increased by $33,517 or 32% in the 1997 Period as compared to the 1996 Period due principally to increased amounts and investments of funds available for reinvestment. These funds are invested in short-term highly-liquid investments until utilized to purchase additional equipment.

      Depreciation and amortization expense decreased by $1,330,038 or 23% in the 1997 Period as compared to the 1996 Period due to a decrease in equipment subject to operating leases (attributable to equipment sold subsequent to the 1996 Period offset by equipment purchased subsequent to the 1996 Period).

      Based upon the evaluation of equipment owned, the Partnership provided for writedowns of $875,000 in the 1997 Period and $325,000 in the 1996 Period to reflect the loss in value of certain equipment. In 1997 the Partnership provided allowances for bad debt of $75,000 as compared to $50,000 in 1996.

      Management fees and subordinated disposition fees increased by $66,322 or 21% in the 1997 Period as compared to the 1996 Period. Management fees increased $13,618, or 4%, which was consistent with the increase in rental revenues, on which service fees are based.

      Subordinated disposition fees increased $52,704 in the 1997 Period as compared to the 1996 Period. The increase is attributable to an increase in equipment sales and equipment sales proceeds generated which is the basis for such fee.

      General and administrative expenses increased by $1,538 or 1% decrease in partnership level income taxes in the 1997 Period as compared to the 1996 Period which was consistent with the Partnerships level of experience.

1996 Compared to 1995

      The Partnership reported net income of $979,886 for the year ended December 31, 1996 ("1996 Period") as compared to $683,531 for the year ended December 31, 1995 ("1995 Period"). While rental income and depreciation decreased proportionately in the 1996 period the principal reason for the change in net income was the reduced provision for equipment impairment with the 1996 Period as compared to the 1995 Period.

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

      Management fees and subordinated dispositions fees decreased by 16%, or $57,915, in the 1996 Period as compared to the 1995 Period. Management fees decreased by $40,760 or 12% in the 1996 Period as compared to the 1995 Period which was consistent with the decrease in rental income as well as the leases in place in the respective periods. Subordinated disposition fees decreased by $17,155 in the 1996 Period as compared to the 1995 Period due to a decrease in equipment sales proceeds.

      General and administrative expenses increased by $13,145, or 13%, in the 1996 Period as compared to the 1995 Period, which was consistent with the Partnership's level of operations.

Results of Operations

Inflation and Changing Prices

      Inflation has not had any material impact on the operations or financial condition of the Partnership from inception through December 31, 1997. However, inflation and changing prices, in addition to other factors, may affect subsequent leasing rates and the eventual selling price of the Partnership's equipment.

Item 8. Financial Statements

                        PW PREFERRED YIELD FUND II, L.P.

List of Financial Statements

                                                                            Page
                                                                            ----

Report of Independent Public Accountants                                     F-2
Balance Sheets - December 31, 1997 and 1996                                  F-3
Statements of Income for the Years ended
     December 31, 1997 and 1996 and 1995                                     F-4
Statements of Partners' Equity for the Years
     ended December 31, 1997 and 1996 and 1995                               F-5
Statements of Cash Flows for the Years ended
       December 31, 1997 and 1996 and 1995                                   F-6
Notes to Financial Statements                                                F-7

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of PW Preferred Yield Fund II, L.P.:

We have audited the financial statements as listed in the accompanying Index on Page F-1 therein. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PW Preferred Yield Fund II, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

                                                        Coopers & Lybrand L.L.P.

New York, New York
March 25, 1998

                        PW PREFERRED YIELD FUND II, L.P.

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                                                         1997           1996
                                                                     -----------    -----------
                         ASSETS
                         ------
 Cash and cash equivalents                                           $ 4,215,247    $ 2,524,801
 Rent and other receivables, net of allowance for bad debt
     of $200,000 and $125,000 at December 31, 1997
     and 1996, respectively                                              958,509      1,175,409
 Equipment subject to operating leases, net of accumulated
     depreciation of $17,565,961 and $19,793,564 at December
     31, 1997 and 1996, respectively, and writedowns of
     $745,711 and $775,154 at December 31, 1997 and 1996,
     respectively. (Note 4)                                           11,735,752     14,736,716
 Equipment available for sale or lease, net of accumulated
     depreciation of $792,493 and $512,405 at December 31,
     1997 and 1996, respectively and writedowns of $25,000
     at December 31, 1997                                                145,575        134,700
 Other assets                                                             17,572         25,405
                                                                     -----------    -----------
          Total Assets                                               $17,072,655    $18,597,031
                                                                     ===========    ===========
              LIABILITIES AND PARTNERS' EQUITY
              --------------------------------
 LIABILITIES:
     Accounts payable and accrued liabilities                        $   120,377    $   129,281
     Payable to affiliates (Note 5)                                      269,482        260,996
     Deferred rental income                                               63,491        125,500
     Distributions payable to partners                                   327,523        353,731
                                                                     -----------    -----------
          Total Liabilities                                              780,873        869,508
                                                                     -----------    -----------
 Commitments and contingencies (Note 8)
 PARTNERS' EQUITY:
     General Partners                                                    799,215        653,082
     Limited Partners:
     Class A (54,027 Units outstanding at
          December 31, 1997 and 1996)                                 13,555,240     14,978,906
     Class B                                                           1,937,327      2,095,535
                                                                     -----------    -----------
     Total Partners' Equity                                           16,291,782     17,727,523
                                                                     -----------    -----------

          Total Liabilities and Partners' Equity                     $17,072,655    $18,597,031
                                                                     ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.
                              STATEMENTS OF INCOME
                               FOR THE YEARS ENDED
                        DECEMBER 31, 1997, 1996 AND 1995

                                                           1997         1996         1995
                                                        ----------   ----------   ----------
 REVENUE:
    Rentals from operating leases                       $7,696,293   $7,536,497   $8,273,480
    Net gain (loss) on sale of equipment                    72,408    (105,180)    (101,317)
    Interest income                                        138,993      105,476       99,613
                                                        ----------   ----------   ----------
                                                         7,907,694    7,536,793    8,271,776
                                                        ----------   ----------   ----------
 EXPENSES:
    Depreciation and amortization                        4,425,716    5,755,754    6,326,322
    Writedowns and bad debts                               950,000      375,000      791,000
    Management and subordinated disposition fees
    (Note 5)                                               377,567      311,245      369,160
    General and administrative (Note 5)                    116,446      114,908      101,763
                                                        ----------   ----------   ----------
                                                         5,869,729    6,556,907    7,588,245
                                                        ----------   ----------   ----------
 NET INCOME                                             $2,037,965   $  979,886   $  683,531
                                                        ==========   ==========   ==========
 NET INCOME ALLOCATED:
    To the General Partners                             $  319,818   $  296,431   $  422,521
    To the Class A Limited Partners                      1,547,819      568,416      179,012
    To the Class B Limited Partner                         170,328      115,039       81,998
                                                        ----------   ----------   ----------
                                                        $2,037,965   $  979,886   $  683,531
                                                        ==========   ==========   ==========
 NET INCOME PER WEIGHTED AVERAGE
    NUMBER OF UNITS OF CLASS A LIMITED
    PARTNER INTERESTS OUTSTANDING                       $    28.65   $    10.52   $     3.31
                                                        ==========   ==========   ==========
 WEIGHTED AVERAGE NUMBER OF UNITS
    OF CLASS A LIMITED PARTNER
    INTERESTS OUTSTANDING                                   54,027       54,027       54,027
                                                        ==========   ==========   ==========


   The accompanying notes are an integral part of these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.
                         STATEMENTS OF PARTNERS' EQUITY
                               FOR THE YEARS ENDED
                        DECEMBER 31, 1997, 1996 AND 1995

                                                        Class A       Class B
                                           General      Limited       Limited
                                           Partners     Partners      Partner       Total
                                          ---------   -----------   ----------   -----------
Balance, December 31, 1994                $ 281,500   $20,174,448   $2,555,570   $23,011,518

   Net income                               422,521       179,012       81,998       683,531

   Distributions declared to partners      (173,685)   (2,971,485)    (328,536)   (3,473,706)
                                          ---------   -----------   ----------   -----------

Balance, December 31, 1995                  530,336    17,381,975    2,309,032    20,221,343

   Net income                               296,431       568,416      115,039       979,886

   Distributions declared to partners      (173,685)   (2,971,485)    (328,536)   (3,473,706)
                                          ---------   -----------   ----------   -----------

Balance, December 31, 1996                  653,082    14,978,906    2,095,535    17,727,523

   Net income                               319,818     1,547,819      170,328     2,037,965

   Distributions declared to partners      (173,685)   (2,971,485)    (328,536)   (3,473,706)
                                          ---------   -----------   ----------   -----------

Balance, December 31, 1997                $ 799,215   $13,555,240   $1,937,327   $16,291,782
                                          =========   ===========   ==========   ===========


   The accompanying notes are an integral part of these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.
                            STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED
                        DECEMBER 31, 1997, 1996 AND 1995

                                                                   1997           1996           1995
                                                               -----------    -----------    -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                 $ 2,037,965    $   979,886        683,531
    Adjustments to reconcile net income to net
        cash provided by operating activities:
           Depreciation and amortization                         4,425,716      5,755,754      6,326,322
           Writedowns                                              875,000        325,000        716,000
           Provision for bad debts                                  75,000         50,000         75,000
           (Gain) loss on sale of equipment                        (72,408)       105,180        101,317
           Change in assets and liabilities:
              Rent and other receivables                           154,153       (578,900)      (286,327)
              Accounts payable and accrued liabilities              (8,904)        44,691         27,162
              Payable to affiliates                                  8,486        (47,662)       127,592
              Deferred rental income                               (62,009)        (7,976)      (149,701)
              Other assets                                           --           (17,572)         --
                                                               -----------    -----------    -----------
                   Net cash provided by operating activities     7,432,999      6,608,401      7,620,896
                                                               -----------    -----------    -----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of equipment                              1,967,567        256,348        746,371
    Purchases of equipment on operating leases                  (4,210,206)    (2,042,859)    (4,658,439)
                                                               -----------    -----------    -----------
                Net cash used in investing activities           (2,242,639)    (1,786,511)    (3,912,068)
                                                               -----------    -----------    -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:

    Cash distributions paid to partners                         (3,499,914)    (3,439,059)    (3,473,706)
                                                               -----------    -----------    -----------
                Net cash used in financing activities           (3,499,914)    (3,439,059)    (3,473,706)
                                                               -----------    -----------    -----------
 NET INCREASE IN CASH AND CASH EQUIVALENTS                       1,690,446      1,382,831        235,122

 CASH AND CASH EQUIVALENTS
    AT BEGINNING OF YEAR                                         2,524,801      1,141,970        906,848
                                                               -----------    -----------    -----------
 CASH AND CASH EQUIVALENTS
    AT END OF YEAR                                               4,215,247    $ 2,524,801    $ 1,141,970
                                                               ===========    ===========    ===========
 Distribution declared but unpaid                                  327,523    $   353,731    $   319,084
                                                               ===========    ===========    ===========
 Equipment subject to operating lease, and transferred
    to equipment available for sale or lease, net                  115,236        134,700             --


   The accompanying notes are an integral part of these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

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

      Pembroke Financial Limited Partnership, a Massachusetts limited partnership (the "Managing General Partner") and General Equipment Management II, Inc., a Delaware corporation (the "Administrative General Partner") are the General Partners of the Partnership. The Managing General Partner is affiliated with American Finance Group ("AFG"), doing business as Equis Financial Group Limited ("EFG") a Massachusetts general partnership, which acts as Equipment Manager for the Partnership. The Administrative General Partner is a wholly-owned subsidiary of Paine Webber Group Inc. PYB Limited Partnership, a Massachusetts limited partnership, is the Class B Limited Partner ("Class B Limited Partner"). AFG acquired all of the equity ownership interest in PYB Limited Partnership as of November 1, 1993.

      Upon formation of the Partnership, the General Partners each contributed $500 to the capital of the Partnership. On September 10, 1992, the Partnership commenced a "best efforts" offering of 200,000 Units of Class A Limited Partner Interest ("Units") at $500 per Unit ($100,000,000). The Partnership held its sixth and final closing on July 26, 1994 and the offering was terminated. Pursuant to the offering, the Partnership received $27,013,500 of gross offering proceeds from the sale of 54,027 Units. The Partnership incurred $3,260,594 of commissions and other offering expenses in connection with the sale of these Units, thus receiving $23,752,906 of net offering proceeds.

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

      The Partnership conducted no activities and recognized no profits or losses prior to the initial closing for the sale of Units on November 16, 1992, at which time the Partnership commenced operations. The Partnership used the contributed capital and reinvested cash flows to purchase a total of $4,210,206, $2,042,859 and $4,658,439 of equipment during 1997, 1996 and 1995, respectively (inclusive of related acquisition fees, structuring fees and expense allowances). Additional equipment will be acquired by the Partnership during 1998 and in future years during the reinvestment period (which will end in either 1999 or 2000, at the General Partners' discretion).

                        PW PREFERRED YIELD FUND II, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1997

2. SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation The Partnership maintains its accounting records, and prepares financial statements on the accrual basis of accounting. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates by management relate to estimated residual or salvage values. Actual results could differ from those estimates.

      Cash and Cash Equivalents The Partnership invests working capital and cash flows from operations, prior to their distribution to the partners or their reinvestment in additional equipment, in short-term highly liquid investments. These investments are recorded at amortized cost which approximates fair market value.

      For purposes of the balance sheets and the statements of cash flows, the Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

      Operating Leases Rentals from operating leases are recognized on a straight-line basis over the terms of the leases. Equipment on operating leases is stated at cost, including the acquisition and structuring fees paid to the General Partners (see Note 5 "Transaction with Affiliates"), less accumulated depreciation. Depreciation is calculated on a straight-line basis over the lease term, ranging from two to seven years, to an amount equal to the equipment's estimated residual value at the lease termination date. Residual values are determined at lease inception based on the estimated value of the Partnership's leased equipment at lease termination, as determined by the Managing General Partner. In estimating residual values, the Managing General Partner considers independent appraisals and other circumstances regarding the equipment and the lessee. Thereafter, the Managing General Partner re-evaluates residual estimates each accounting period. Any declines in the residual estimates are generally recorded through prospective additional depreciation charges during the remaining lease term. Additionally, if the Managing General Partner believes the value of a item of equipment has been other than temporarily impaired, a writedown will be provided to the extent of such loss in value.

      Organization Costs Organization costs were amortized using the straight-line method over a period of five years and are fully amortized at December 31, 1997.

                       PW PREFERRED YIELD FUND II, L.P.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              DECEMBER 31, 1997


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

       Statement 128 FASB 128 had no impact on the partnership computation of per unit values in any year presented.

       New Accounting Pronouncements, Issued But Not Yet Effective

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonowner sources. The Partnership does not expect this pronouncement to materially impact the reporting of its results of operations.

3. PARTNERSHIP ALLOCATIONS

                               Cash Distributions

      Cash distributions, other than liquidating distributions, will be distributed 5% to the General Partners and 95% to the Class A Limited Partners and the Class B Limited Partner (collectively, the "Limited Partners"). The 95% distributed to the Limited Partners is generally allocated between the Class A Limited Partners and the Class B Limited Partner in the manner set forth in the table below.

      1.    During the reinvestment period (which will end in 1999 or 2000):
            ---------------------------------------------------------------

                                                                           Class A         Class B
                                                                           Limited         Limited
                                                                           Partners        Partner        Reinvested
                                                                           --------        -------        ----------
        (A) Until The Class A Limited Partners have received an 11%
            annualized, cumulative distribution on their
            capital contributions                                           100.0%            --             --

        (B) Cash remaining after (A) above and until the Class B
            Limited Partner has received a 10% annualized
            distribution on its capital contributions                                       100.0%           --

                       PW PREFERRED YIELD FUND II, L.P.
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              DECEMBER 31, 1997

                                                                           Class A         Class B
                                                                           Limited         Limited
                                                                           Partners        Partner        Reinvested
                                                                           --------        -------        ----------
        (C) Cash remaining after (B) above is to be reinvested
            in additional equipment                                            --             --            100.0%

      2.    After the reinvestment period:

        (A) Until the Class A Limited Partners have received an 11%
            annualized, cumulative distribution on their capital
            contributions                                                   100.0%            --              --

        (B) Cash remaining after (A) above and until the Class B
            Limited Partner has received a 10% annualized
            distribution on its capital contributions                          --           100.0%            --

        (C) Cash remaining after (B) above and until the Class A
            Limited Partners receive a return of their capital
            contributions, plus a 9% annual, cumulative distribution
            compounded quarterly on their adjusted capital
            contributions ("Payout")                                         87.5%           12.5%            --

        (D) Cash remaining after (C) above and until the Class B
            Limited Partner has received any previously undistributed
            portion of its 10% annualized distribution
            on its capital contributions                                       --           100.0%            --

        (E) Cash remaining after (D) above and until the Class B
            Limited Partner achieves Payout                                  12.5%           87.5%            --

        (F) Cash remaining after (E) above                                   75.0%           25.0%            --

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

                       PW PREFERRED YIELD FUND II, L.P.
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              DECEMBER 31, 1997

      There are several special allocation provisions included in the Partnership agreement of which the two most significant are as follows: First, commissions and expenses paid in connection with the sale of Units ("Offering Costs") are allocated 1% to the General Partners and 99% to the Limited Partners. The 99% allocated to the Limited Partners will be shared 87.5% to the Class A Limited Partners and 12.5% to the Class B Limited Partner. Second, depreciation with respect to the equipment and any losses resulting from the sale of equipment are allocated 1% to the General Partners and 99% to the Limited Partners, until the cumulative amount of depreciation and losses so allocated to the Limited Partners equals their aggregate capital contributions, net of allocated Offering Costs. The 99% allocated to the Limited Partners will be shared by the Class A Limited Partners and the Class B Limited Partner in proportion to their respective capital contributions net of allocated Offering Costs. The General Partners will also be specially allocated items of income to offset their 1% allocation of these two items.

4. EQUIPMENT ON OPERATING LEASES

      The following schedule provides an analysis of the Partnership's investment in equipment on operating leases as of December 31, 1997 and 1996:

                                                 1997             1996
                                            ------------     ------------
 Industrial equipment                       $ 21,696,600     $ 23,154,521
 Business equipment                            8,350,824       12,150,913
                                            ------------     ------------
                                              30,047,424       35,305,434
 Less:  Accumulated depreciation             (17,565,961)     (19,793,564)
 Writedowns                                     (745,711)        (775,154)
                                            ------------     ------------

                                            $ 11,735,752     $ 14,736,716
                                            ============     ============

      Excluded from industrial equipment and business equipment is the depreciated cost of $145,575 and $134,700 respectively of equipment available for sale or lease at December 31, 1997 and 1996.

      Industrial equipment includes materials handling (approximately 42%), construction and mining (approximately 11%), transportation (approximately 11%), medical and research (approximately 6%), and manufacturing testing equipment (approximately 2%), and business equipment includes computers and computer-related equipment (approximately 9%), retail sales equipment (approximately 9%), and telecommunications equipment (approximately 5%); and furniture and fixtures (approximately 5%) at December 31, 1997 (all percentages are based upon total original equipment purchase price). Business equipment owned by the Partnership is limited to approximately 60% of the value of the Partnership's total equipment.

                       PW PREFERRED YIELD FUND II, L.P.
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              DECEMBER 31, 1997

      Activity relating to the allowance for equipment impairment was as follows:

                                                  1997         1996
                                               ---------    ---------
Beginning of period                            $ 775,154    $ 568,737
Writedowns                                       875,000      325,000
Dispositions                                    (879,443)    (118,583)
                                               ---------    ---------
Balance, end of period                         $ 770,711(1) $ 775,154
                                               =========    =========

(1) Includes impairments relating to equipment held for sale or lease.


                               Significant Lessees

      The Partnership's equipment is primarily leased to lessees which are investment grade lessees or which are operating subsidiaries of entities which are investment grade companies. Revenue from major individual lessees which accounted for greater than 10% of the Partnership's total rental revenue during 1997, 1996 and 1995 is as follows:

             Lessee         Percentage of Total Rental Revenue
--------------------------    ------------------------------
                               1997         1996      1995
                              ------       ------    ------
Chrysler Corporation            13%(A)       --         --
Collection Services, Inc.       13%          --         --
AT&T Corp.                      10%          12%        --
General Motors                  10%          10%      12.0%

     (A) Includes the lease termination payment of all of the related leases in 1997 and the sale of the related equipment thereunder.

                             Minimum Future Rentals

      The following is a schedule by years of minimum future rentals from operating leases as of December 31, 1997:

                     Year Ending
                    December 31,              Amount
                    ------------              ------
                       1998                 $3,681,832
                       1999                  1,992,019
                       2000                  1,139,726
                       2001                    824,568
                     Thereafter                141,696
                                            ----------
                                            $7,779,841
                                            ==========

                       PW PREFERRED YIELD FUND II, L.P.
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              DECEMBER 31, 1997


5. TRANSACTIONS WITH AFFILIATES

                        Acquisition and Operating Stages

      Acquisition of Equipment The Partnership acquired, on an all-cash basis, equipment from EFG, an affiliate of the Managing General Partner, at aggregate purchase prices of $3,160,470, $1,983,358, $4,522,756 (not including the acquisition and structuring fees and the acquisition expense allowance discussed below) during 1997, 1996 and 1995, respectively.

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

      Acquisition Fees The Managing General Partner, or its affiliates, receives a fee equal to (i) 2.25% of the purchase price of equipment purchased with net offering proceeds from the sale of Units, and (ii) 3.0% of the purchase price of equipment purchased with reinvested Partnership income as compensation for evaluating, selecting, negotiating and consummating the acquisition of the equipment. The Managing General Partner, or its affiliates, earned $122,627, $59,501 and $135,683 of acquisition fees attributable to the acquisition of equipment during 1997, 1996 and 1995, respectively.

      Management Fees The General Partners receive a monthly fee in an amount equal to 2.0% of gross rentals for Full Payout Leases, as defined in the Partnership Agreement (in general, leases for which rent due over the non-cancelable lease term exceeds the Partnership's cost of the equipment), and 5.0% of gross rentals for other leases (payable 66.67% to the Managing General Partner and 33.33% to the Administrative General Partner) as compensation for services rendered in connection with the management of the equipment. Management fees of $318,172, $304,554 and $345,314 were earned by the General Partners with regard to the rentals earned by the Partnership during 1997, 1996 and 1995, respectively.

      Disposition Fees The General Partners are entitled to receive a subordinated disposition fee in an amount equal to the lesser of (i) 50.0% of the fee that would be charged by an unaffiliated party, or (ii) 3.0% of the gross contract price relating to each sale of equipment (payable 50.0% to the Managing General Partner and 50.0% to the Administrative General Partner) as compensation for negotiating and consummating sales of equipment. Subordinated disposition fees aggregating

                       PW PREFERRED YIELD FUND II, L.P.
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              DECEMBER 31, 1997

$106,962 are payable to the General Partners at December 31, 1997 of which $59,394, $6,691 and $23,846 were incurred in 1997, 1996 and 1995, respectively.
These fees, are not currently payable since their payment is subordinated to the Class A Limited Partners having received cash distributions equal to their capital contributions, plus an 8.0% annual cumulative return (as defined in the Partnership Agreement).

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

6. RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

      The following is a reconciliation of the net income as shown in the accompanying financial statements to the taxable income reported for federal income tax purposes:

                                                   1997          1996          1995
                                                ----------    ----------    ----------
Net income per financial statements             $2,037,965    $  979,886    $  683,531
Increase (decrease) resulting from:
    Writedowns                                     875,000       325,000       716,000
    Provisions for bad debts                        75,000        50,000        75,000
    Depreciation                                  (872,878)     (881,374)     (484,722)
    Gain on sale of equipment and other            320,715      (160,108)     (214,107)
    Deferred rental income                         (62,009)      (67,274)     (149,701)
    Subordinated disposition fee payable            59,394         6,691        23,846
    Other                                           74,819      (54,259)      (64,723)
                                                ----------    ----------    ----------
Taxable income per federal income tax return    $2,508,006    $  198,562    $  585,124
                                                ==========    ==========    ==========

                       PW PREFERRED YIELD FUND II, L.P.
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              DECEMBER 31, 1997

      The following is a reconciliation of the Partnership's net assets as shown in the accompanying financial statements to the tax bases of the Partnership's net assets:

                                                   1997          1996
                                               -----------   -----------
Net assets per financial statements            $16,291,782   $17,727,523
Increase (decrease) resulting from:
    Commisions and expenses paid
         in connection with the sale
         of Class A Limited Partner Units        3,260,594     3,260,594
    Distributions payable to partners              327,523       353,731
    Deferred rental income                          63,491       125,500
    Accumulated depreciation                    (2,386,876)   (2,683,908)
    Writedowns and allowance for
         doubtful accounts                         970,711       900,154
    Subordinated disposition fees payable          106,962        47,568
    Other                                          175,057        43,782
                                               -----------   -----------
Tax bases of net assets                        $18,809,244   $19,774,944
                                               ===========   ===========

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

      On January 3, 1996, AFG and PLM executed an amendment to the 1995 agreements whereby PLM purchased: (i) AFG's lease origination business and associated contracts, (ii) the rights to the name "American Finance Group" and associated logo, and (iii) certain furniture, fixtures and computer software. Effective January 1, 1996, PLM hired AFG's marketing force and certain other support personnel in connection with the transaction and relinquished its responsibilities under the 1995 agreements to provide accounting, asset management and investor services to AFG, its affiliates and the Investment Programs after December 31, 1995. Accordingly, AFG and its affiliates retain ownership and management control with respect to each of the general partners (including the general partner of the Partnership) or managing trustees of the Investment Programs; and AFG, as Manager, will continue to provide asset management services to the Partnership.

                       PW PREFERRED YIELD FUND II, L.P.
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              DECEMBER 31, 1997

      Pursuant to the 1996 amendment to the 1995 agreements, AFG and certain of its affiliates agreed not to compete with the lease origination business sold to PLM for a period of five years. AFG reserved the right to satisfy all equipment needs of the Partnership and all other Investment Programs and reserved certain other rights. AFG also agreed to change its name, except where it is used in connection with the Investment Programs. In early 1996, AFG changed its name to Equis Financial Group.

8. LITIGATION

      In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning Paine Webber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against Paine Webber Incorporated and Paine Webber Group, Inc. (together, "Paine Webber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title [In re: Paine Webber Limited Partnerships Litigation] the plaintiffs amended their complaint to assert claims against a variety of other defendants, including the Administrative General Partner of the Partnership.

      The amended complaint in the New York Limited Partnership Actions alleged that, in connection with the sale of interests in the Partnership, Paine Webber and the Administrative General Partner (1) failed to provide adequate disclosure of the risks involved with the Partnership; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs also alleged that following the sale of the Partnership investments Paine Webber and the Administrative General Partner misrepresented financial information about the Partnership's value and performance. The amended complaint alleged that Paine Webber and the Administrative General Partner violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs sought unspecified damages, reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by Paine Webber from the Limited Partnerships. In addition, the plaintiffs also sought treble damages under RICO.

      On May 30, 1995, the U.S. District Court certified class action treatment of the plaintiff's claims in the class action entitled, In re: Paine Webber Limited Partnerships Litigation.

                        PW PREFERRED YIELD FUND II, L.P.
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997

      In January 1996, Paine Webber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties agreed to settle the case. A definitive settlement agreement was signed in July 1996 and in March 1997, the District Court approved the settlement as fair and reasonable. Under the terms of the settlement, Paine Webber agreed to pay $125 million and certain additional consideration to class members. The investors who had objected to the settlement have appealed the District Court's approval to the United States Court of Appeals for the Second Circuit. In July 1997, the U.S. Court of Appeals for the Second Circuit affirmed the District Court's approval of the settlement. The District Court must still determine the extent of attorneys fees to be awarded to Plaintiff's counsel which will be paid to the settlement fund so that the remainder of monies can be distributed to class members.

      Under certain circumstances, pursuant to the Partnership Agreement and other contractual obligations, Paine Webber and its affiliates, including the Administrative General Partner are entitled to indemnification from the Partnership for expenses and liabilities in connection with the above litigation. Paine Webber and the affiliates have agreed not to seek indemnification from the Partnership for any amounts payable in connection with the aforementioned litigation.

9. IMPACT OF THE YEAR 2000 ISSUE

      The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. This could result in a system failure or miscalculations in the year 2000 causing disruptions of operations of the Partnership, its lessees, or general partners.

      The Partnership has already reviewed and identified its computer systems that are subject to Year 2000 risk. Accordingly, the Partnership has commenced the remediation of all systems not Year 2000 compliant. Remediation and testing of such systems will be completed in advance of Year 2000. The costs of such remediation are being expensed as incurred and will not be material in any period to the Partnership's financial position or results of operations.

      The Partnership has also initiated communication with lessees and vendors to determine the extent to which the Partnership is vulnerable to those third parties' failures to remediate their own Year 2000 issues. The Partnership has not yet completed its communication with its lessees and vendors. As a result, the Partnership cannot determine at this time the extent, if any, to which the Partnership may be exposed to financial risk from the inability of the Partnership's lessees and vendors to remediate their own Year 2000 issues.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

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

Gary M. Romano             Executive Vice President and Chief Operating Officer
                           of EFG and AFG Leasing VII Incorporated

      Geoffrey A. McDonald, age 49, is a co-founder, member of the Executive Committee and Chairman. Mr. MacDonald served as co-founder, Director and Senior Vice President of EFG's predecessor corporation from 1980 to 1988. Mr. MacDonald is President and a Director of AFG Leasing VII Incorporated and Vice-President of American Finance Group Securities Corp. Prior to co-founding EFG's predecessor, Mr. MacDonald held various executive and management positions in the leasing and pharmaceutical industries. Mr. MacDonald holds an Masters in Business Administration from Boston College and a Bachelor of Arts degree from the University of Massachusetts (Amherst).

      Gary D. Engle, age 49, is President, Chief Executive Officer and a member of the Executive Committee of EFG and Vice President and Director of AFG Leasing VII Incorporated. Mr. Engle is Vice President and Director of certain of EFG's affiliates. On December 16, 1996, Mr. Engle acquired control of EFG, the General Partner and Subsidiaries of EFG From 1987 to 1990, Mr. Engle was a principal and co-founder of Cobb Partners Development, Inc., a real estate and mortgage banking company. From 1980 to 1987, Mr. Engle was Senior Vice President and Chief Financial Officer of Arvida Disney Company. Prior to 1980, Mr. Engle served in various management consulting and institutional brokerage capacities. Mr. Engle has a Masters of Business

Administration from Harvard University and a Bachelor of Science degree from the University of Massachusetts (Amherst).

      Gary M. Romano, age 38, is Executive Vice President and Chief Operating Officer of EFG and certain of its affiliates. Mr. Romano joined AFG in November 1989 and was appointed Vice President and Controller in April 1993 and Executive Vice President and Chief Operating Officer in April 1996. Prior to joining AFG, Mr. Romano was Assistant Controller for a privately held real estate development and management company which he joined in 1987. Mr. Romano held audit staff and manager positions at Ernst & Whinney from 1982 to 1986. Mr. Romano is a Certified Public Accountant and holds a Bachelor of Science degree from Boston College.

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
Gerald F. Goertz, Jr.      Chairman of the Board

Stephen R. Dyer            President and Director

Clifford B. Wattley        Vice President, Assistant Secretary and Director

Joseph P. Ciavarella       Vice President, Secretary, Treasurer, Chief Financial
                           and Accounting Officer and Director

      Gerald F. Goertz, Jr., age 40, is Chairman of the Board of Directors of the Administrative General Partner. Mr. Goertz joined Paine Webber Incorporated in December 1990 and holds the position of Senior Vice President and Director of Specialized Investment Services. Prior to joining Paine Webber Incorporated, Mr. Goertz was associated with CG Realty Advisors and The Freeman Company. He received his Bachelor of Arts degree in Business Administration in 1979 from Vanderbilt University and his Juris Doctorate and Masters of Business Administration from Memphis State University in 1982.

      Stephen R. Dyer, age 38, is President and a Director of the Administrative General Partner. He joined Paine Webber Incorporated in June 1988 as a Divisional Vice President and is currently a Corporate Vice President and Director of Private Investments. Prior to joining Paine Webber Incorporated, Mr. Dyer had been employed, since June 1987, as an Assistant Vice President in the Retail National Products Group of L.F. Rothschild & Co. Incorporated. Prior to joining L.F. Rothschild, he was employed, beginning in January 1985, as an Associate in the Real Estate Department of Thomson McKinnon Securities Inc. From July 1981 to August 1983, Mr. Dyer was on the audit staff of the accounting firm of Arthur Young & Company. He received his Bachelor of Science degree in Accounting in 1981 from Boston College and a Masters of Business Administration from Indiana University in December 1984. Mr. Dyer is a Certified Public Accountant.

      Clifford B. Wattley, age 48, is a Vice President, Assistant Secretary and Director of the Administrative General Partner. Mr. Wattley is a Corporate Vice President with Paine Webber Incorporated, having joined the firm in 1986. He also was employed previously by Paine, Webber, Jackson & Curtis from 1979 to 1980. From 1986 to 1992, Mr. Wattley participated in Paine Webber's Principal Transactions Group. Mr. Wattley has been a member of the Private Investment Department since 1992. He holds a Bachelor of Science degree in engineering from Columbia University and a Masters in Business Administration from Harvard University.

      Joseph P. Ciavarella, age 42, is Vice President, Secretary, Treasurer and Chief Financial and Accounting Officer and Director of the Administrative General Partner. He joined Paine Webber Incorporated in May 1994 as a Corporate Vice President. Immediately prior to joining Paine Webber Incorporated, he was associated from August 1993 to May 1994 with the Aviation Capital Group. From 1983 to 1993, he was a financial officer of Integrated Resources Inc. and a senior officer in the Equipment Leasing division, aircraft finance and capital markets areas. He is a graduate of Hofstra University and is a Certified Public Accountant.

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

                  The names and addresses of the General Partners and the Class B Limited Partner are as follows:

                        Managing General Partner:

                            Pembroke Financial Limited Partnership
                            88 Broad Street
                            Boston, MA 02110

                        Administrative General Partner:

                            General Equipment Management II, Inc.
                            1200 Harbor Boulevard, 5th Floor
                            Weehawken, NJ 07087

                        Class B Limited Partner:

                            PYB Limited Partnership
                            88 Broad Street
                            Boston, MA 02110

            (b) No directors or officers of the Managing General Partner, the Administrative General Partner or the Class B Limited Partner owned any Units as of March 1, 1998.

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

      Following is a summary of the amounts paid or payable to the General Partners and their affiliates during 1997.

                        Acquisition and Operating Stages

      Acquisition of Equipment During 1997, the Partnership acquired, on an all-cash basis, equipment from EFG, an affiliate of the Managing General Partner, at a purchase price of $3,160,470 (not including the related acquisition fees discussed below).

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

      Acquisition Fee The Managing General Partner, or its affiliates, receives a fee equal to (i) 2.25% of the purchase price of equipment purchased with net offering proceeds from the sale of Units, and (ii) 3.0% of the purchase price of equipment purchased with reinvested Partnership income as compensation for evaluating, selecting, negotiating and consummating the acquisition of the equipment. There is no acquisition fee payable with respect to the equipment purchased with the Class B Limited Partner's cash contributions. The Managing General Partner, or its affiliates, earned $122,627 of acquisition fees attributable to the acquisition of equipment during 1997.

      Management Fees The General Partners receive a monthly fee in an amount equal to 2.0% of gross rentals for Full Payout Leases, as defined in the Partnership Agreement, and 5.0% of gross rentals for other leases (payable 66.67% to the Managing General Partner and 33.33% to the Administrative General Partner) as compensation for services rendered in connection with the management of the equipment. Management fees of $318,172 were earned by the General Partners with respect to the rentals earned by the Partnership during 1997.

      Disposition Fees The General Partners are entitled to receive a subordinated disposition fee in an amount equal to the lesser of (i) 50.0% of the fee that would be charged by an unaffiliated party, or (ii) 3.0% of the gross contract price relating to each sale of equipment (payable 50.0% to the Managing General Partner and 50.0% to the Administrative General Partner) as compensation for negotiating and consummating sales of equipment. Subordinated disposition fees of $59,394 are payable to the General Partners with respect to 1996. These fees, which were charged to operations, are not currently payable since their payment is subordinated to the Class A Limited Partners having received cash distributions equal to their capital contributions, plus an 8.0% annual cumulative return (as defined in the Partnership Agreement).

      Accountable General and Administrative Expenses The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the Partnership's operations. There were no such reimbursable expenses during 1997.

      Distributive Interests The General Partners received or accrued an aggregate of $173,685 of cash distributions in 1997.

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

      (a) The following documents are filed as part of this Report:

      and

      (d)

            1. Financial Statements: (Incorporated by reference to Item 8 of this Report, "Financial Statements and Supplementary Data").

      (b) None.

      (c) Exhibits required to be filed.

      Exhibit No.           Description
      -----------           -----------

           4.1              Amended and Restated Agreement of Limited
                            Partnership of PW Preferred Yield Fund II, L.P., dated as of September 10, 1992. Filed as Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.*

          10.1 Sales Agency Agreement, dated September 15, 1992, among PW Preferred Yield Fund II, L.P., Pembroke
                            Financial Limited Partnership, General Equipment
                            Management II, Inc., AFG Leasing VII Incorporated,
                            American Finance Group and Paine Webber
                            Incorporated. Filed as Exhibit 10.1 to the
                            Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.*

          10.2 Escrow Agreement, dated as of September 17, 1992, among PW Preferred Yield Fund II, L.P., Paine Webber
                            Incorporated and First National Bank of Omaha. Filed as Exhibit 10.2 to the Registrant's Annual Report on
                            Form 10-K for the year ended December 31, 1992.*

          10.3              Reporting Agent Agreement, dated as of September 17,
                            1992, by and among PW Preferred Yield Fund II, L.P.,
                            Paine Webber Incorporated and Service Data
                            Corporation. Filed as Exhibit 10.3 to the
                            Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.*

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

      Dated: March 31, 1998

                             PW Preferred Yield Fund II, L.P.


                             By: General Equipment Management II, Inc.
                                 Administrative General Partner


                                 By: /s/ Stephen R. Dyer
                                    ----------------------------------------
                                     Stephen R. Dyer
                                     President and Director


                                 By: /s/ Joseph P. Ciavarella
                                    ----------------------------------------
                                     Joseph P. Ciavarella
                                     Vice President, Secretary,
                                     Treasurer, Chief Financial and
                                     Accounting Officer and Director


                             By: Pembroke Financial Limited Partnership
                                 Managing General Partner


                                 By: /s/ Geoffrey A. MacDonald
                                    ----------------------------------------
                                     Geoffrey A. MacDonald
                                     President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 1998.

Signature                        Title
---------                        -----


/s/ Geoffrey A. MacDonald        President and Director of AFG Leasing VII
------------------------------   Incorporated, the sole General Partner of
Geoffrey A. MacDonald            Pembroke Financial Limited Partnership


/s/ Gary D. Engle                Vice President and Director of AFG Leasing
------------------------------   VII Incorporated, the sole General Partner of
Gary D. Engle                    Pembroke Financial Limited Partnership

/s/ Gerald F. Goertz, Jr.        Chairman of the Board of General
------------------------------   Equipment Management II, Inc.
Gerald F. Goertz, Jr.


/s/ Stephen R. Dyer              President and Director of General
------------------------------   Equipment Management II, Inc.
Stephen R. Dyer


/s/ Clifford B. Wattley          Vice President, Assistant Secretary
------------------------------   and Director of General Equipment
Clifford B. Wattley              Management II, Inc.


/s/ Joseph P. Ciavarella         Vice President, Secretary, Treasurer,
------------------------------   Chief Financial and Accounting Officer
Joseph P. Ciavarella             and Director of General Equipment
                                 Management II, Inc.

Exhibit Index
-------------

Exhibit No.  Description                                                   Page
-----------  -----------                                                   ----

    4.1      Amended and Restated Agreement of Limited Partnership          *
             of PW Preferred Yield Fund II, L.P., dated as of
             September 10, 1992. (Incorporated by Reference.)

   10.1      Sales Agency Agreement, dated September 15, 1992,              *
             among PW Preferred Yield Fund II, L.P., Pembroke
             Financial Limited Partnership, General Equipment
             Management II, Inc., AFG Leasing VII Incorporated,
             American Finance Group and Paine Webber Incorporated.
             (Incorporated by Reference.)

   10.2      Escrow Agreement, dated as of September 17, 1992,              *
             among PW Preferred Yield Fund II, L.P., Paine Webber
             Incorporated and First National Bank of Omaha.
             (Incorporated by Reference.)

   10.3      Reporting Agent Agreement, dated as of September 17,           *
             1992, by and among PW Preferred Yield Fund II, L.P.,
             Paine Webber Incorporated and Service Data
             Corporation. (Incorporated by Reference.)

--------
* See Item 14(c) for statement of location of exhibits incorporated by reference.