Form 10-Q
period 1998-03-31
PAINEWEBBER PREFERRED YIELD FUND 2 LP
filed 1998-05-15
CIK 880297

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-2300

                        PW PREFERRED YIELD FUND II, L.P.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                       84-1180783
  (State of organization)                              (IRS Employer
                                                    Identification No.)

98 North Washington Street
   Boston, Massachusetts                                   02114
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

                        PW PREFERRED YIELD FUND II, L.P.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                          QUARTER ENDED MARCH 31, 1998

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I.    FINANCIAL INFORMATION

           Item 1.   Financial Statements                                     2

                     Balance Sheets - March 31, 1998 and December 31,
                     1997 (unaudited)                                         2

                     Statements of Income for the three months ended
                     March 31, 1998 and 1997 (unaudited)                      3

                     Statements of Partners' Equity for the three
                     months ended March 31, 1998 and 1997 (unaudited)         4

                     Statements of Cash Flows for the three months
                     ended March 31, 1998 and 1997 (unaudited)                5

                     Notes to Financial Statements (unaudited)                6

           Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                     10

PART II.   OTHER INFORMATION

           Item 1.   Legal Proceedings                                       14

           Item 6.   Exhibits and Reports on Form 8-K                        15

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                        PW PREFERRED YIELD FUND II, L.P.

             BALANCE SHEETS -- MARCH 31, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)

                                                                         1998              1997
                                                                         ----              ----
                                     ASSETS

Cash and cash equivalents                                            $ 3,251,799       $ 4,215,247
Rent and other receivables, net                                        1,169,429           958,509
Equipment on operating leases, net of accumulated
   depreciation of $17,307,693 and $17,565,961, at March 31, 1998
   and December 31, 1997 respectively and writedowns of $745,711
    at both March 31, 1998 and December 31, 1997, respectively        12,450,905        11,735,752
Equipment held for sale or lease, net of
   accumulated depreciation of $792,493 at both March 31,
   1998 and December 31, 1997 and write downs of $25,000                 145,575           145,575
   at both March 31, 1998 and December 31, 1997, respectively
Other assets, net                                                         17,572            17,572
                                                                     -----------       -----------
Total Assets                                                         $17,035,280       $17,072,655
                                                                     ===========       ===========

                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

   Accounts payable and accrued liabilities                          $   145,898       $   120,377
   Payable to affiliates (Note 2)                                        436,827           269,482
   Deferred rental income                                                 63,491            63,491
   Distributions payable to partners                                     327,523           327,523
                                                                     -----------       -----------
      Total Liabilities                                                  973,739           780,873
                                                                     ===========       ===========

   COMMITMENTS AND CONTINGENCIES (NOTE 2)

PARTNERS' EQUITY:

   General Partners                                                      787,703           799,215
   Limited Partners:
      Class A (54,027 Units outstanding)                              13,363,852        13,555,240
      Class B                                                          1,909,986         1,937,327
                                                                     -----------       -----------
        Total Partners' Equity                                        16,061,541        16,291,782
                                                                     -----------       -----------
          Total Liabilities and Partners' Equity                     $17,035,280       $17,072,655
                                                                     ===========       ===========

                 The accompanying notes are an integral part of
                           these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                              STATEMENTS OF INCOME

          FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997
                                   (unaudited)

                                                          1998               1997
                                                          ----               ----

REVENUE:
   Rentals from operating leases                       $ 1,673,987       $ 1,819,239
   Interest                                                 40,671            20,983
   Gain (loss) on disposition of equipment, net             80,167            (9,729)
                                                       -----------       -----------
                                                         1,794,825         1,830,493
                                                       -----------       -----------

EXPENSES:
   Depreciation and amortization                         1,050,000         1,395,815
   Management fees and disposition fees (Note 2)            77,252            97,675
   General and administrative (Note 2)                      29,388            25,775
                                                       -----------       -----------
                                                         1,156,640         1,519,265
                                                       -----------       -----------

NET INCOME                                             $   638,185       $   311,228
                                                       ===========       ===========

NET INCOME ALLOCATED:
   To the General Partners                             $    31,909       $    94,378
   To the Class A Limited Partners                         551,483           184,552
   To the Class B Limited Partner                           54,793            32,298
                                                       -----------       -----------
                                                       $   638,185       $   311,228
                                                       ===========       ===========

NET INCOME PER WEIGHTED AVERAGE
   NUMBER OF UNITS OF CLASS A LIMITED
   PARTNER INTEREST OUTSTANDING                        $     10.21       $      3.42
                                                       ===========       ===========

WEIGHTED AVERAGE NUMBER OF
   UNITS OF CLASS A LIMITED PARTNER
   INTEREST OUTSTANDING                                     54,027            54,027
                                                       ===========       ===========

                 The accompanying notes are an integral part of
                           these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

          FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997
                                   (unaudited)

                                                      CLASS A              CLASS B
                                   GENERAL            LIMITED              LIMITED
                                  PARTNERS            PARTNERS             PARTNER             TOTAL
                                  --------            --------             -------             -----
Balance, January 1, 1998        $    799,215        $ 13,555,240        $  1,937,327        $ 16,291,782
   Net income                         31,909             551,483              54,793             638,185
   Distributions declared
     to partners                     (43,421)           (742,871)            (82,134)           (868,426)
                                ------------        ------------        ------------        ------------

Balance, March 31, 1998         $    787,703        $ 13,363,852        $  1,909,986        $ 16,061,541
                                ============        ============        ============        ============


Balance, January 1, 1997        $    653,082        $ 14,978,906        $  2,095,535        $ 17,727,523
   Net income                         94,378             184,552              32,298             311,228
   Distributions declared            (43,421)           (742,871)            (82,134)           (868,426)
   to partners
                                ------------        ------------        ------------        ------------

Balance, March 31, 1997         $    704,039        $ 14,420,587        $  2,045,699        $ 17,170,325
                                ============        ============        ============        ============


                 The accompanying notes are an integral part of
                           these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                            STATEMENTS OF CASH FLOWS

          FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997
                                   (unaudited)

                                                                   1998               1997
                                                                   ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $   638,185        $   311,228
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                           1,050,000          1,395,815
         Loss on disposition of equipment, net                     (80,167)             9,729
         Change in assets and liabilities:
            Rent and other receivables                            (124,266)           158,285
            Accounts payable and accrued liabilities                25,521             16,921
            Payable to affiliates                                  167,345            (38,323)
            Deferred rental income                                      --             18,000
                                                               -----------        -----------
               Net cash provided by operating activities         1,676,618          1,871,655
                                                               -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment on operating leases                   (2,010,438)        (3,256,955)
   Proceeds from sales of equipment                                238,798            369,372
                                                               -----------        -----------
               Net cash used in investing activities:           (1,771,640)        (2,887,583)
                                                               -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions paid to partners                            (868,426)          (859,742)
                                                               -----------        -----------
               Net cash used in financing activities              (868,426)          (859,742)
                                                               -----------        -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (963,448)        (1,875,670)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                           4,215,247          2,524,801
                                                               -----------        -----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                               $ 3,251,799        $   649,131
                                                               ===========        ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998
                                   (unaudited)

1.       GENERAL

         The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the General Partners, necessary to fairly present the financial position of the Partnership as of March 31, 1998 and the results of its operations, changes in partners' equity and cash flows for the three months then ended.

         These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Partnership's audited financial statements for the year ended December 31, 1997.

         New Accounting Pronouncement: In March 1998, the Partnership adopted the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonowner sources. The adoption of this pronouncement did not impact the reporting of the Partnership's results of operations.

2.       TRANSACTIONS WITH AFFILIATES

                        ACQUISITION AND OPERATING STAGES

         Acquisition of Equipment Pursuant to its investment objectives, the Partnership acquires, on an all-cash basis, certain leased equipment from Equis Financial Group L.P. ("EFG") (formerly American Finance Group or AFG), an affiliate of the Managing General Partner.

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

         Acquisition Fee The Managing General Partner, or its affiliates, receives or is entitled to receive a fee equal to (i) 2.25% of the purchase price of equipment purchased with net offering proceeds from the sale of Units, and (ii) 3.0% of the purchase price of equipment purchased with reinvested Partnership cash flow as compensation for evaluating, selecting, negotiating and consummating the acquisition of the equipment. The Partnership paid acquisition fees totaling $58,556 during the three months ended March 31, 1998.

         Management Fees The General Partners receive a monthly fee in an amount equal to 2.0% of gross rentals for Full Payout Leases, as defined in the Partnership Agreement (in general, leases for which rent due over the non-cancelable lease term exceeds the Partnership's cost of the equipment), and 5.0% of gross rentals for other leases (payable 66.67% to the Managing General Partner and 33.33% to the Administrative General Partner) as compensation for services rendered in connection with the management of the equipment. Management fees of $67,488 were earned by the General Partners with respect to the rentals earned by the Partnership during the three months ended March 31, 1998.

         Disposition Fees The General Partners, or their affiliates, are entitled to receive a subordinated disposition fee in an amount equal to the lesser of (i) 50% of the fee that would be charged by an unaffiliated party, or
(ii) 3% of the gross contract price relating to each sale of equipment (payable 50% to the Managing General Partner or its affiliates and 50% to the Administrative General Partner) as compensation for negotiating and consummating sales of equipment. Subordinated disposition fees payable with respect to sales and dispositions during the quarter ended March 31, 1998 aggregated $9,764. Cumulative subordinated disposition fees totaled $116,726 at such date. These fees, which were charged to operations, are not currently payable since their payment is subordinated to the Class A Limited Partners having received cash distributions equal to their capital contributions, plus an 8% annual cumulative return (as defined in the Partnership Agreement).


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

         The Partnership commenced its equipment reinvestment phase during 1993 by investing excess cash flows available after the payment of the distributions to the partners in additional equipment. As of March 31, 1998, equipment purchased pursuant to the reinvestment program including acquisition fees and expenses totaled $20,724,252, of which $2,010,438 was acquired during the quarter ended March 31, 1998. As of March 31, 1998, the Partnership had approximately $2.9 million of cash generated from operating activities and sales of equipment in excess of accrued distributions which is available for reinvestment in additional equipment. Additional equipment will be purchased pursuant to the reinvestment program during 1998 and in future years during the reinvestment period (which will end in either 1999 or 2000, at the General Partners' discretion).

         The Partnership invests working capital and cash flow from operations prior to its distribution to the partners or its reinvestment in additional equipment in short-term highly liquid investments. Theses investments are primarily short-term commercial paper issued by large domestic corporations.

         Cash and cash equivalents decreased $963,448 from $4,215,247 at December 31, 1997 to $3,251,799 at March 31, 1998. This was due primarily to the purchase of equipment subject to lease pursuant to the reinvestment program totaling $1,941,790, offset by cash generated during the quarter.

         Rent and other receivables net increased $210,920 from $958,509 at December 31, 1997 to $1,169,429 at March 31, 1998. The primary reason for the increase was a net increase in receivables from equipment sales.

         During the three months ended March 31, 1998, the Partnership sold equipment originally purchased for purchase prices aggregating $1,553,000 for amount totaling $325,000.

         During the three months ended March 31, 1998, the Partnership declared distributions of cash flow received from operations in the amount of $868,426. Distributions to the Class A Limited Partners represented an annualized distribution rate of 11% of their contributed capital and all distributions to the Class B Limited Partner represented an annualized distribution rate of 10% of its contributed capital.

         The General Partners believe that the Partnership will generate sufficient cash flow from operations during 1998 to enable the Partnership to meet current operating requirements, to continue to fund cash distributions to the Class A Limited Partners at an annualized rate of 11% on their capital contributions and to the Class B Limited Partner at an annualized rate of 10% on its capital contributions (substantial portions of which will constitute returns of capital) and to provide excess cash for reinvestment in additional leased equipment.

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. Based upon the amount of net income reported by the Partnership for accounting purposes, approximately 26% of the 11% cash distributions to the Class A Limited Partners for the quarter ended March 31, 1998 constituted a return of capital. Additionally, since inception, approximately 71% of the Class A Limited Partner's 11% cash distributions constituted a return of capital. However, the total actual return on capital over a leasing partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized.


RESULTS OF OPERATIONS

         Substantially all of the Partnership's revenue during the three months ended March 31, 1998 was generated from the leasing of the equipment to unaffiliated third parties under triple net leases which were in effect at the time the equipment was acquired by the Partnership. The balance of the Partnership's revenue consisted of interest income from temporary investments and net gain on sales and dispositions of equipment.

         Under the terms of the triple net leases, all expenses related to the ownership and operation of the equipment during the three months ended March 31, 1998 were paid for by the lessees. The Partnership recorded depreciation expense pertaining to the equipment and incurred management fees and certain general and administrative expenses in connection with the operations of the Partnership. General and administrative expenses consisted primarily of investor reporting expenses and transfer agent and audit fees.



1998 COMPARED TO 1997

         The Partnership reported net income of $638,185 for the three months ended March 31, 1998 ("1998 Quarter") as compared to $311,228 for the three months ended March 31, 1997 ("1997 Quarter"). The increase was attributable to the Partnership recognizing net gains on disposition of equipment in the 1998 Quarter as opposed to the net losses 1997 Quarter as well as greater percentage decrease in depreciation as compared to rent in the relative quarters.

         Rental income decreased by 8% or $145,252 during the 1998 Quarter as compared to the 1997 Quarter, principally due to the sale of equipment upon lease expiration subsequent to the 1997 Quarter (which was earning rental revenue in the 1997 Quarter) and the renewal of certain equipment at lower rates, partially offset by rentals from equipment purchased on or after March 31, 1997.

         Interest income increased by 94% or $19,688 in the 1998 Quarter as compared to the 1997 Quarter due to an increase in funds available for reinvestment. These funds are invested in short-term highly liquid investments until utilized to purchase additional equipment.

         Depreciation and amortization expense decreased by 25% or $345,815 in the 1998 Quarter as compared to the 1997 Quarter due to a decrease in equipment subject to operating leases (attributable to equipment sold subsequent to the 1997 Quarter offset by equipment purchased subsequent to the 1997 Quarter), as well as the greater percentage decrease in depreciation attributable to remarketed or sold equipment.

         Management fees and subordinated dispositions fees decreased by 21% or $20,423 in the 1998 Quarter as compared to the 1997 Quarter. Management fees decreased by $5,066 from $72,554 to $67,488 or 7% due to a decrease in rental revenues on which such fees are based. Subordinated disposition fees were $9,764 in the 1998 Quarter as compared to $25,121 in the 1997 Quarter, a decrease of $15,357, which were based upon the sales proceeds generated (including receivables) in the respective periods.

         General and administrative expenses increased by 14% or $3,613 in the 1998 Quarter as compared to the 1997 Quarter which reflected the Partnership's level of operations.



                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      None

         (b) The Partnership did not file any reports on Form 8-K during the first quarter of the fiscal year ending December 31, 1998.

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

                                      PW Preferred Yield Fund II, L.P.
                                      (Registrant)

                                      By:  General Equipment Management II, Inc.
                                           A General Partner

Date: May 12, 1998                  By: /s/ Joseph P. Ciavarella
                                           Joseph P. Ciavarella
                                           Vice President, Secretary,
                                           Treasurer and Chief Financial
                                           and Accounting Officer


13