Form 10-Q
period 1998-06-30
PAINEWEBBER PREFERRED YIELD FUND 2 LP
filed 1998-08-13
CIK 880297

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-22300

                        PW Preferred Yield Fund II, L.P.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                    84-1180783
  (State of organization)                           (IRS Employer
                                                  Identification No.)

     88 Broad Street
   Boston, Massachusetts                                02110
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

                        PW Preferred Yield Fund II, L.P.
                      Quarterly Report on Form 10-Q for the
                           Quarter Ended June 30, 1998

                                Table of Contents

                                                                                                        Page
                                                                                                        ----
Part I.   Financial Information

          Item 1.   Financial Statements

                    Balance Sheets - June 30, 1998 and December 31,
                    1997 (unaudited)                                                                     3

                    Statements of Income for the three months ended
                    June 30, 1998 and 1997 (unaudited)                                                   4

                    Statements of Income for the six months ended
                    June 30, 1998 and 1997 (unaudited)                                                   5

                    Statements of Partner's Equity for the six
                    months ended June 30, 1998 and 1997 (unaudited)                                      6

                    Statements of Cash Flows for the six months
                    ended June 30, 1998 and 1997 (unaudited)                                             7

                    Notes to Financial Statements (unaudited)                                            8

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                 10

Part II.  Other Information

          Item 1.   Legal Proceedings                                                                   13

          Item 5.   Other Information                                                                   13

          Item 6.   Exhibits and Reports on Form 8-K                                                    13

                     Signatures                                                                         14


Part I. FINANCIAL INFORMATION

Item 1.     Financial Statements

                        PW PREFERRED YIELD FUND II, L.P.

                                 BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997
                                   (unaudited)

                                                                                           June 30,       December 31,
                                                                                             1998            1997
                                                                                        --------------  ---------------

                                     ASSETS

Cash and cash equivalents                                                             $      2,444,351      $    4,215,247
Rent and other receivables, net                                                                643,476             958,509
Equipment on operating leases, net of accumulated depreciation of $18,144,454 and $17,565,961, at June 30, 1998 and December 31, 1997, respectively, and write-downs of $770,711 and $745,711
    at June 30, 1998 and December 31, 1997, respectively                                    12,606,941          11,735,752
Equipment held for sale or lease, net of accumulated
   depreciation of $148,881 and $792,493 at June 30, 1998
    and December 31, 1997, respectively, and write-downs
    of $25,000 at December 31, 1997                                                              3,391             145,575
Other assets                                                                                    17,572              17,572
                                                                                      ----------------     ---------------
              Total Assets                                                            $     15,715,731     $    17,072,655
                                                                                      ----------------     ---------------


                        LIABILITIES AND PARTNERS' EQUITY
Liabilities:
   Accounts payable and accrued liabilities                                           $         50,435     $       120,377
   Payable to affiliates (Note 2)                                                              298,332             269,482
   Deferred rental income                                                                      117,907              63,491
   Distributions payable to partners                                                           327,523             327,523
                                                                                      ----------------     ---------------
      Total Liabilities                                                                        794,197             780,873
                                                                                      ----------------     ---------------
                                                                                      ----------------     ---------------


Partners' Equity:
   General Partners                                                                            730,703             799,215
   Limited Partners:
     Class A (54,027 Units outstanding)                                                     12,416,221          13,555,240
     Class B                                                                                 1,774,610           1,937,327
                                                                                      ----------------     ---------------
       Total Partners' Equity                                                               14,921,534          16,291,782
                                                                                      ----------------     ---------------
          Total Liabilities and Partners' Equity                                      $     15,715,731     $    17,072,655
                                                                                      ----------------     ---------------
                                                                                      ----------------     ---------------


                 The accompanying notes are an integral part of
                          these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                              STATEMENTS OF INCOME

                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (unaudited)


                                                                                           1998                   1997
                                                                                    -----------------      -----------------
Revenue:
    Rentals from operating leases                                                   $       1,253,489      $      1,858,877
    Interest                                                                                   41,323                15,923
    Loss on sale of equipment                                                                 (92,187)              (75,741)
                                                                                    -----------------      ----------------
                                                                                            1,202,625             1,799,059
                                                                                    -----------------      ----------------
Expenses:
    Depreciation and amortization                                                           1,376,883             1,357,350
    Provision for equipment impairment                                                             --               200,000
    Management and disposition fees (Note 2)                                                   60,465                99,658
    General and administrative                                                                 36,857                32,518
                                                                                    -----------------      ----------------
                                                                                            1,474,205             1,689,526
                                                                                    -----------------      ----------------

Net Income (Loss)                                                                   $        (271,580)     $        109,533
                                                                                    -----------------      ----------------
                                                                                    -----------------      ----------------

Net Income (Loss) Allocated:
   To the General Partners                                                          $         (13,578)     $        159,050
   To the Class A Limited Partners                                                           (204,760)              (36,133)
   To the Class B Limited Partner                                                             (53,242)              (13,384)
                                                                                    -----------------      ----------------
                                                                                    $        (271,580)     $        109,533
                                                                                    -----------------      ----------------
                                                                                    -----------------      ----------------
Net Loss per Weighted Average
   Number of Units of Class A Limited
   Partner Interest Outstanding                                                     $          (3.79)      $          (0.67)
                                                                                    -----------------      ----------------
                                                                                    -----------------      ----------------
Weighted Average Number of
   Units of Class A Limited Partner
   Interest Outstanding                                                                        54,027                54,027
                                                                                    -----------------      ----------------
                                                                                    -----------------      ----------------


                 The accompanying notes are an integral part of
                           these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                              STATEMENTS OF INCOME

                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (unaudited)


                                                                                           1998                   1997
                                                                                    -----------------      ----------------
Revenue:
    Rentals from operating leases                                                   $       2,927,476      $      3,678,116
    Interest                                                                                   81,994                36,906
    Loss on sale of equipment                                                                 (12,020)              (85,470)
                                                                                    -----------------      ----------------
                                                                                            2,997,450             3,629,552
                                                                                    -----------------      ----------------
Expenses:
    Depreciation and amortization                                                           2,426,883             2,753,165
    Provision for equipment impairment                                                             --               200,000
    Management and disposition fees (Note 2)                                                  137,717               197,333
    General and administrative                                                                 66,245                58,293
                                                                                    -----------------      ----------------
                                                                                            2,630,845             3,208,791
                                                                                    -----------------      ----------------

Net Income                                                                          $         366,605      $        420,761
                                                                                    -----------------      ----------------
                                                                                    -----------------      ----------------
Net Income Allocated:
   To the General Partners                                                          $          18,331      $        253,428
   To the Class A Limited Partners                                                            346,723               148,419
   To the Class B Limited Partner                                                               1,551                18,914
                                                                                    -----------------      ----------------
                                                                                    $         366,605      $        420,761
                                                                                    -----------------      ----------------
                                                                                    -----------------      ----------------
Net Income per Weighted Average
   Number of Units of Class A Limited
   Partner Interest Outstanding                                                     $            6.42      $          2.75
                                                                                    -----------------      ----------------
                                                                                    -----------------      ----------------
Weighted Average Number of
   Units of Class A Limited Partner
   Interest Outstanding                                                                        54,027                54,027
                                                                                    -----------------      ----------------
                                                                                    -----------------      ----------------


                 The accompanying notes are an integral part of
                           these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (unaudited)


                                                                     Class A               Class B
                                                General              Limited               Limited
                                               Partners             Partners               Partner                Total
                                           ----------------     ----------------      ----------------     ----------------

Balance, January 1, 1998                   $        799,215     $     13,555,240      $      1,937,327     $     16,291,782
Net income                                           18,331              346,723                 1,551              366,605
Distributions declared to partners                  (86,843)          (1,485,742)             (164,268)          (1,736,853)
                                           ----------------     ----------------      ----------------     ----------------

Balance, June 30, 1998                     $        730,703     $     12,416,221      $      1,774,610     $     14,921,534
                                           ----------------     ----------------      ----------------     ----------------
                                           ----------------     ----------------      ----------------     ----------------
Balance, January 1, 1997                   $        653,082     $     14,978,906      $      2,095,535     $     17,727,523
Net income                                          253,428              148,419                18,914              420,761
Distributions declared to partners                  (86,843)          (1,485,742)             (164,268)          (1,736,853)
                                           ----------------     ----------------      ----------------     ----------------

Balance, June 30, 1997                     $        819,667     $     13,641,583      $      1,950,181     $     16,411,431
                                           ----------------     ----------------      ----------------     ----------------
                                           ----------------     ----------------      ----------------     ----------------


                 The accompanying notes are an integral part of
                           these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                            STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 and 1997
                                   (unaudited)

                                                                                              1998                1997
                                                                                       ----------------    ----------------

Cash Flows From Operating Activities:
     Net income                                                                        $        366,605    $        420,761
     Adjustments to reconcile net income to net cash provided by
       Operating activities:
         Depreciation and amortization                                                        2,426,883           2,753,165
         Provision for equipment impairment                                                          --             200,000
         Loss on sale of equipment                                                               12,020              85,470
      Change in assets and liabilities:
          Rent and other receivables, net                                                       315,033            (174,659)
          Accounts payable and accrued liabilities                                              (69,942)             11,087
          Payable to affiliates                                                                  28,850              65,209
          Deferred rental income                                                                 54,416               9,500
                                                                                       ----------------    ----------------
             Net cash provided by operating activities                                        3,133,865           3,370,533
                                                                                       ----------------    ----------------

Cash Flows From Investing Activities:
   Purchases of equipment on operating leases                                                (3,613,493)         (3,256,955)
   Proceeds from equipment sales                                                                445,585           1,073,848
                                                                                       ----------------    ----------------
            Net cash used in investing activities                                            (3,167,908)         (2,183,107)
                                                                                       ----------------    ----------------

Cash Flows From Financing Activities:
   Cash distributions paid to partners                                                       (1,736,853)         (1,763,199)
                                                                                       ----------------    ----------------
            Net cash used in financing activities                                            (1,736,853)         (1,763,199)
                                                                                       ----------------    ----------------

Net Decrease in Cash And Cash Equivalents                                                    (1,770,896)           (575,773)

Cash and Cash Equivalents at Beginning of Period                                              4,215,247           2,524,801
                                                                                       ----------------    ----------------

Cash and Cash Equivalents at End of Period                                             $      2,444,351    $      1,949,028
                                                                                       ----------------    ----------------
                                                                                       ----------------    ----------------

                   The accompanying notes are an integral part
                         of these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998
                                   (unaudited)

1.   General

     The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the General Partners, necessary to fairly present the financial position of the Partnership as of June 30, 1998 and the results of its operations, changes in partners' equity and cash flows for the six months then ended.

     These financial statements should be read in conjunction with the Significant Accounting Policies and other Notes to Financial Statements included in the Partnership's audited financial statements for the year ended December 31, 1997.

     New Accounting Pronouncement: In March 1998, the Partnership adopted the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from non-owner sources. The adoption of this pronouncement did not impact the reporting of the Partnership's results of operations.

2.   Transactions with Affiliates

                        Acquisition and Operating Stages

     Acquisition of Equipment Pursuant to its investment objectives, the Partnership has acquired, on an all-cash basis, certain leased equipment from Equis Financial Group L.P. ("EFG") (formerly American Finance Group or AFG), an affiliate of the Managing General Partner.

     The purchase price of the equipment acquired from EFG is equal to the lesser of the adjusted cost of the equipment or the appraised value of the equipment at the time of its acquisition by the Partnership ("EFG carrying value"). The adjusted cost of the equipment is equal to the price paid by EFG, plus the cost of an appraisal, EFG's cost of interim financing for the equipment and any taxes paid by EFG, less certain interim rentals received by EFG with respect to the equipment. The Partnership purchased equipment for purchase prices aggregating $3,613,493 (including acquisition fees) during the six months ended June 30, 1998.

     Acquisition Fee The Managing General Partner, or its affiliates, receives or is entitled to receive a fee equal to (i) 2.25% of the purchase price of equipment purchased with net offering proceeds from the sale of Units, and (ii) 3% of the purchase price of equipment purchased with reinvested Partnership cash flow as compensation for evaluating, selecting, negotiating and consummating the acquisition of the equipment. The Partnership paid acquisition fees totaling $46,691 and $105,247 during the quarter and six

                        PW PREFERRED YIELD FUND II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (continued)

months ended June 30, 1998, all of which related to equipment acquired through the reinvestment of Partnership excess cash flow.

     Management Fees The General Partners are entitled to receive a monthly fee in an amount equal to 2% of gross rentals for Full Payout Leases, as defined in the Partnership Agreement (in general, leases for which rent due over the non-cancelable lease term exceeds the Partnership's cost of the equipment), and 5% of gross rentals for other leases (payable 66.67% to the Managing General Partner and 33.33% to the Administrative General Partner) as compensation for services rendered in connection with the management of the equipment. Management fees of $56,861 and $124,349 were earned by the General Partners with respect to the rentals earned by the Partnership during the quarter and six months ended June 30, 1998.

     Disposition Fees The General Partners, or their affiliates, are entitled to receive a subordinated disposition fee in an amount equal to the lesser of (i) 50% of the fee that would be charged by an unaffiliated party, or (ii) 3% of the gross contract price relating to each sale of equipment (payable 50% to the Managing General Partner or its affiliates and 50% to the Administrative General Partner) as compensation for negotiating and consummating sales of equipment. Subordinated disposition fees payable with respect to equipment sales during the quarter and six months ended June 30, 1998 aggregated $3,604 and $13,368, respectively. Cumulative subordinated disposition fees totaled $120,330 at such date. These fees, which were charged to operations, are not currently payable since their payment is subordinated to the Class A Limited Partners having received cash distributions equal to their capital contributions, plus an 8% annual cumulative return (as defined in the Partnership Agreement).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Consolidated Financial Statements of the Partnership and the Notes thereto. This report contains, in addition to historical information, forward-looking statements that include risks and other uncertainties. The Partnership's actual results may differ materially from those anticipated in these forward-looking statements. Factors that might cause such a difference include those discussed below, as well as general economic and business conditions, competition and other factors discussed elsewhere in this report. The Partnership undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

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

     The Class B Limited Partner was required to contribute cash to the Partnership in an amount equal to 12.5% of the aggregate purchase price of the equipment purchased with the offering proceeds received from the sale of Units and the cash contributed by the Class B Limited Partner. The Class B Limited Partner contributed a total of $3,285,377 ($231,098, $1,022,543 and $2,031,736 during 1994, 1993 and 1992, respectively).

     The Partnership conducted no activities and recognized no profits or losses prior to the initial closing for the sale of Units on November 16, 1992, at which time the Partnership commenced operations. The Partnership acquired a portion of its equipment portfolio following each of the five closings which have been held for the sale of Units. The Partnership used the net contributed capital to purchase $27,002,464 of equipment, ($1,898,275, $8,415,175 and
$16,689,014 was purchased during 1994, 1993 and 1992, respectively not including equipment purchased pursuant to the Partnership's reinvestment program) and the balance of $35,819 was retained as working capital.

     The Partnership commenced its equipment reinvestment phase during 1993 by investing excess cash flows available after the payment of the distributions to the partners in additional equipment. As of June 30, 1998, equipment purchased pursuant to the reinvestment program including acquisition fees and expenses totaled $22,327,307, of which $3,613,493 was acquired during the six months ended June 30, 1998 ($1,603,055 was acquired during the quarter then ended). Additional equipment will be purchased pursuant to the reinvestment program during 1998 and in future years during the reinvestment period (which will end in either 1999 or 2000, at the General Partners' discretion).

         The Partnership invests working capital and cash flow from operations prior to its distribution to the partners or its reinvestment in additional equipment in short-term highly liquid investments. These investments are primarily short-term commercial paper issued by large domestic corporations. At

June 30, 1998, the Partnerships cash of approximately $2.4 million was primarily invested in commercial paper and a fund that invests in such instruments.

     Cash and cash equivalents decreased $1,770,896 from $4,215,247 at December 31, 1997 to $2,444,351 at June 30, 1998. This decrease primarily represented the amount by which distributions to partners and leased equipment purchased pursuant to the reinvestment program exceeded cash generated by operating activities and cash from equipment sales.

     During the quarter and six months ended June 30, 1998, the Partnership declared distributions of cash flow received from operations in the amount of $868,427 and $1,736,853, respectively. All distributions to the Class A Limited Partners represented an annualized distribution rate of 11% of their contributed capital and all distributions to the Class B Limited Partner represented an annualized distribution rate of 10% of its contributed capital.

     The General Partners believe that the Partnership will generate sufficient cash flow from operations during 1998 to enable the Partnership to meet current operating requirements, to continue to fund cash distributions to the Class A Limited Partners at an annualized rate of 11% on their capital contributions and to the Class B Limited Partner at an annualized rate of 10% on its capital contributions (substantial portions of which will constitute returns of capital for both Classes of Limited Partners) and to provide excess cash for reinvestment in additional leased equipment.

     Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. Since the Partnership reported a net loss for accounting purposes, all of the 11% cash distributions to the Class A Limited Partners for the quarter ended June 30, 1998 constituted a return of capital. Additionally, since inception, approximately 65% of the Class A Limited Partner's 11% cash distributions constituted a return of capital. However, the total actual return on capital over a leasing partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized.

Results of Operations

     Substantially all of the Partnership's revenue during the quarter and six months ended June 30, 1998 was generated from the leasing of the equipment to unaffiliated third parties under triple net leases which were in effect at the time the equipment was acquired by the Partnership. The balance of the Partnership's revenue consisted of interest income from temporary investments offset by a net loss on equipment sales.

     Under the terms of the triple net leases, all expenses related to the ownership and operation of the equipment during the quarter and six months ended June 30, 1998 were paid for by the lessees. The Partnership recorded depreciation expense pertaining to the equipment and incurred management fees and certain general and administrative expenses in connection with the operations of the Partnership. General and administrative expenses consisted primarily of investor reporting expenses and transfer agent and audit fees.

1998 Compared to 1997

     The Partnership reported a net loss of $271,580 and net income of $366,605 for the quarter and six months ended June 30, 1998 ("1998 Quarter" and "1998 Period") as compared to net income of $109,533 and $420,761 for the quarter and six months ended June 30, 1997 ("1997 Quarter" and "1997 Period"). The principal reason for the decrease in net income in the 1998 Quarter and 1998 Period as compared to the 1997 Quarter and 1997 Period was a decline in rental income in the 1998 Quarter and 1998 Period as compared to the 1997 Quarter and 1997 Period.

     Rental income decreased by $605,388 and $750,640, or 33% and 20%, respectively, during the 1998 Quarter and 1998 Period as compared to the 1997 Quarter and 1997 Period, principally due to the sale of equipment upon lease expiration subsequent to the 1997 Quarter (which was earning rental revenue in the 1997 Quarter) and the renewal of certain equipment at lower rates, partially offset by rentals from equipment purchased on or after June 30, 1997.

     Interest income increased by $25,400 and $45,088 in the 1998 Quarter and 1998 Period, respectively, as compared to the 1997 Quarter and 1997 Period due to an increase in funds available for reinvestment.

     Depreciation and amortization expense increased by $19,533, or 1% in the 1998 Quarter and decreased by $326,282, or 12% in the 1998 Period as compared to the 1997 Quarter and 1997 Period. The decrease in equipment subject to operating leases (attributable to equipment sold subsequent to the 1997 Quarter offset by equipment purchased subsequent to the 1997 Quarter) was the primary reason for the 1998 Period reduction. The increase in 1998 Quarter as compared to the 1997 Quarter was the result of an adjustment required for a first quarter under accrual.

     Management fees and subordinated disposition fees decreased by $39,193 and $59,616, or 39% and 30%, in the 1998 Quarter and 1998 Period, respectively, as compared to the 1997 Quarter and 1997 Period. Management fees incurred by the Partnership decreased $17,793 in the 1998 Quarter as compared to the 1997 Quarter and $22,859 in the 1998 Period as compared to the 1997 Period. The decrease in management fees is attributable to the decrease in rental revenue upon which such fees are based. The Partnership incurred subordinated disposition fees with respect to equipment sold during the 1998 Quarter and 1998 Period of $3,604 and $13,368, respectively, as compared to $25,004 and $50,125 for the 1997 Quarter and 1997 Period, respectively. These amounts represent a decrease of $21,400 for the 1998 Quarter as compared to the 1997 Quarter and $36,757 for the 1998 Period as compared to the 1997 Period.

                           Part II. OTHER INFORMATION


Item 1.  Legal Proceedings

     None.

Item 5.  Other Information

On May 15, 1998 Joseph P. Ciavarella, Vice President, Treasurer and Chief Financial Officer of the Administrative General Partner resigned.

On May 15, 1998 Paul L. Novello was named Vice President, Secretary, Treasurer, and Chief Financial and Accounting Officer of the Administrative General Partner.

Paul L. Novello, age 45, is a Vice President, Secretary, Treasurer and Chief Financial and Accounting Officer of the Administrative General Partner. He joined PaineWebber Incorporated in March 1994 and currently holds the position of Corporate Vice President. Prior to joining PaineWebber Incorporated, Mr. Novello was employed as a consultant to Chase Manhattan Bank's Corporate International Real Estate Department. Prior to that time, Mr. Novello was employed by Stratagem Group, Inc. as a Vice President of Acquisitions and Investments. From 1981 to 1989, Mr. Novello was employed by Shearson Lehman Hutton and its predecessor E.F.Hutton and Co. in the Direct Investments Department. From 1976 to 1981, Mr. Novello was employed by Revlon, Inc. He holds a Bachelor of Arts degree in economics from Rutgers University and a Masters in Business Administration from Rutgers University.


Item 6.  Exhibits and Reports on Form 8-K

      (a)   None.

      (b) The Partnership did not file any reports on Form 8-K during the second quarter of the fiscal year ending December 31, 1998.

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

                                    PW Preferred Yield Fund II, L.P.
                                    (Registrant)

                                    By:  General Equipment Management II, Inc.
                                         A General Partner

Date: August 13, 1998               By:  /s/ Paul L. Novello
                                         Paul L. Novello
                                         Vice President, Secretary,
                                         Treasurer and Chief Financial
                                         and Accounting Officer