Form 10-Q
period 1998-09-30
PAINEWEBBER PREFERRED YIELD FUND 2 LP
filed 1998-11-13
CIK 880297

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                          COMMISSION FILE NO. 0-22300

                            ------------------------

                        PW PREFERRED YIELD FUND II, L.P.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                             84-1180783
          (State of organization)           (IRS Employer Identification No.)

        88 BROAD STREET, BOSTON, MA                       02110
  (Address of principal executive offices)             (Zip Code)

                                 (617) 854-5800
               Registrant's telephone number, including area code

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PW PREFERRED YIELD FUND II, L.P.
                     QUARTERLY REPORT ON FORM 10-Q FOR THE
                        QUARTER ENDED SEPTEMBER 30, 1998
                               TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                            ---------
PART I. FINANCIAL INFORMATION:

  Item 1. Financial Statements

    Balance Sheets -- September 30, 1998 and December 31, 1997 (unaudited)................................          3

    Statements of Income for the three months ended September 30, 1998 and 1997 (unaudited)...............          4

    Statements of Income for the nine months ended September 30, 1998 and 1997 (unaudited)................          5

    Statements of Partner's Equity for the nine months ended September 30, 1998 and 1997 (unaudited)......          6

    Statements of Cash Flows for the nine months ended September 30, 1998 and 1997 (unaudited)............          7

    Notes to Financial Statements (unaudited).............................................................       8-10

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...........      11-14

PART II. OTHER INFORMATION:

  Item 1. Legal Proceedings...............................................................................         15

  Item 5. Other Information...............................................................................         15

  Item 6. Exhibits and Reports on Form 8-K................................................................         15

    Signatures............................................................................................         16

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

                        PW PREFERRED YIELD FUND II, L.P.
                                 BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                  (UNAUDITED)

                                                         SEPTEMBER 30,   DECEMBER 31,
                                                             1998            1997
                                                         -------------   ------------
 ASSETS
 Cash and cash equivalents.............................   $  2,753,413   $  4,215,247
 Rent and other receivables, net.......................        396,203        958,509
 Equipment on operating leases, net of accumulated
  depreciation of $19,146,414 and $17,565,961, at
  September 30, 1998 and December 31, 1997,
  respectively, and write-downs of $770,711 and
  $745,711 at September 30, 1998 and December 31, 1997,
  respectively.........................................     11,813,900     11,735,752
 Equipment held for sale or lease, net of accumulated
  depreciation of $218,970 and $792,493 at September
  30, 1998 and December 31, 1997, respectively, and
  write-downs of $25,000 at December 31, 1997..........         48,483        145,575
 Other assets..........................................         17,572         17,572
                                                         -------------   ------------
         Total Assets..................................   $ 15,029,571   $ 17,072,655
                                                         -------------   ------------
                                                         -------------   ------------
 LIABILITIES AND PARTNERS' EQUITY
 Liabilities:
   Accounts payable and accrued liabilities............   $     42,070   $    120,377
   Payable to affiliates (Note 2)......................        288,677        269,482
   Deferred rental income..............................         78,192         63,491
   Distributions payable to partners...................        327,523        327,523
                                                         -------------   ------------
       Total Liabilities...............................        736,462        780,873
                                                         -------------   ------------
 Partners' Equity:
   General Partners....................................        699,282        799,215
   Limited Partners:
     Class A (54,027 Units outstanding)................     11,893,843     13,555,240
     Class B...........................................      1,699,984      1,937,327
                                                         -------------   ------------
       Total Partners' Equity..........................     14,293,109     16,291,782
                                                         -------------   ------------
         Total Liabilities and Partners' Equity........   $ 15,029,571   $ 17,072,655
                                                         -------------   ------------
                                                         -------------   ------------

   The accompanying notes are an integral part of these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.
                              STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)

                                                            1998        1997
                                                         ----------  ----------
 Revenue:
   Rentals from operating leases.......................  $1,554,843  $1,795,249
   (Loss) gain on sale of equipment....................      (6,053)  1,044,415
   Interest............................................      35,217      39,432
                                                         ----------  ----------
                                                          1,584,007   2,879,096
                                                         ----------  ----------
 Expenses:
   Depreciation........................................   1,239,939   1,177,992
   Management fees (Note 2)............................      63,782     114,204
   Subordinated disposition fees (Note 2)..............       1,465       3,531
   General and administrative..........................      38,821      23,838
                                                         ----------  ----------
                                                          1,344,007   1,319,565
                                                         ----------  ----------
 Net income............................................  $  240,000  $1,559,531
                                                         ----------  ----------
                                                         ----------  ----------
 Net income allocated:
   To the General Partners.............................  $   11,999  $   47,365
   To the Class A Limited Partners.....................     220,493   1,348,754
   To the Class B Limited Partner......................       7,508     163,412
                                                         ----------  ----------
                                                         $  240,000  $1,559,531
                                                         ----------  ----------
                                                         ----------  ----------
 Net income per weighted average number of units of
  Class A Limited Partner interest outstanding.........  $     4.08  $    24.96
                                                         ----------  ----------
                                                         ----------  ----------
   Weighted average number of units of Class A Limited
     Partner interest outstanding......................      54,027      54,027
                                                         ----------  ----------
                                                         ----------  ----------

   The accompanying notes are an integral part of these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.
                              STATEMENTS OF INCOME
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)

                                                            1998        1997
                                                         ----------  ----------
 Revenue:
   Rentals from operating leases.......................  $4,482,319  $5,473,365
   (Loss) gain on sale of equipment....................     (18,073)    958,945
   Interest............................................     117,211      76,338
                                                         ----------  ----------
                                                          4,581,457   6,508,648
                                                         ----------  ----------
 Expenses:
   Depreciation........................................   3,666,822   3,931,157
   Write-down of equipment.............................      --         200,000
   Management fees (Note 2)............................     188,131     261,412
   Subordinated disposition fees (Note 2)..............      14,833      53,656
   General and administrative..........................     105,066      82,131
                                                         ----------  ----------
                                                          3,974,852   4,528,356
                                                         ----------  ----------
 Net income............................................  $  606,605  $1,980,292
                                                         ----------  ----------
                                                         ----------  ----------
 Net income allocated:
   To the General Partners.............................  $   30,330  $  300,793
   To the Class A Limited Partners.....................     567,216   1,497,173
   To the Class B Limited Partner......................       9,059     182,326
                                                         ----------  ----------
                                                         $  606,605  $1,980,292
                                                         ----------  ----------
                                                         ----------  ----------
 Net income per weighted average number of units of
  Class A Limited Partner interest outstanding.........  $    10.50  $    27.71
                                                         ----------  ----------
                                                         ----------  ----------
 Weighted average number of units of Class A Limited
  Partner interest outstanding.........................      54,027      54,027
                                                         ----------  ----------
                                                         ----------  ----------

   The accompanying notes are an integral part of these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.
                         STATEMENTS OF PARTNERS' EQUITY
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)

                                                                       CLASS A     CLASS B
                                                           GENERAL     LIMITED     LIMITED
                                                          PARTNERS    PARTNERS     PARTNER       TOTAL
                                                          ---------  -----------  ----------  -----------
Balance, January 1, 1998................................  $ 799,215  $13,555,240  $1,937,327  $16,291,782
Net income..............................................     30,330      567,216       9,059      606,605
Distributions declared to partners......................   (130,263)  (2,228,613)   (246,402)  (2,605,278)
                                                          ---------  -----------  ----------  -----------
Balance, September 30, 1998.............................  $ 699,282  $11,893,843  $1,699,984  $14,293,109
                                                          ---------  -----------  ----------  -----------
                                                          ---------  -----------  ----------  -----------
Balance, January 1, 1997................................  $ 653,082  $14,978,906  $2,095,535  $17,727,523
Net income..............................................    300,793    1,497,173     182,326    1,980,292
Distributions declared to partners......................   (130,263)  (2,228,613)   (246,402)  (2,605,278)
                                                          ---------  -----------  ----------  -----------
Balance, September 30, 1997.............................  $ 823,612  $14,247,466  $2,031,459  $17,102,537
                                                          ---------  -----------  ----------  -----------
                                                          ---------  -----------  ----------  -----------

   The accompanying notes are an integral part of these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.
                            STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)

                                                            1998         1997
                                                         -----------  -----------
 Cash flows from operating activities:
     Net income........................................  $   606,605  $ 1,980,292
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation....................................    3,666,822    3,931,157
       Write-down of equipment.........................      --           200,000
       Loss (gain) on sale of equipment................       18,073     (958,945)
     Change in assets and liabilities:
       Rent and other receivables, net.................      562,306      304,299
       Accounts payable and accrued liabilities........      (78,307)        (937)
       Payable to affiliates...........................       19,195      206,432
       Deferred rental income..........................       14,701       28,000
                                                         -----------  -----------
         Net cash provided by operating activities.....    4,809,395    5,690,298
                                                         -----------  -----------
 Cash flows from investing activities:
   Purchases of equipment on operating leases..........   (4,160,388)  (3,256,955)
   Proceeds from equipment sales.......................      494,437    2,421,949
                                                         -----------  -----------
         Net cash used in investing activities.........   (3,665,951)    (835,006)
                                                         -----------  -----------
 Cash flows from financing activities:
   Cash distributions paid to partners.................   (2,605,278)  (2,631,624)
                                                         -----------  -----------
         Net cash used in financing activities.........   (2,605,278)  (2,631,624)
                                                         -----------  -----------
 Net increase (decrease) in cash and cash
  equivalents..........................................   (1,461,834)   2,223,668
 Cash and cash equivalents at beginning of period......    4,215,247    2,524,801
                                                         -----------  -----------
 Cash and cash equivalents at end of period............  $ 2,753,413  $ 4,748,469
                                                         -----------  -----------
                                                         -----------  -----------

   The accompanying notes are an integral part of these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                       NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

                                  (UNAUDITED)

1. GENERAL

    The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1997 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1997 Annual Report.

    In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1998 and December 31, 1997 and results of operations for the three and nine month periods ended September 30, 1998 and 1997 have been made and are reflected. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

    NEW ACCOUNTING PRONOUNCEMENT: On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters beginning after June 15, 1999 (January 1, 2000 for the Partnership). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of this pronouncement does not impact the Partnership's earnings or statement of financial position.

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

2. TRANSACTIONS WITH AFFILIATES

                        ACQUISITION AND OPERATING STAGES

    ACQUISITION OF EQUIPMENT: Pursuant to its investment objectives, the Partnership has acquired, on an all-cash basis, certain leased equipment from Equis Financial Group L.P. ("EFG") (formerly American Finance Group or AFG), an affiliate of the Managing General Partner.

    The purchase price of the equipment acquired from EFG is equal to the lesser of the adjusted cost of the equipment or the appraised value of the equipment at the time of its acquisition by the Partnership ("EFG carrying value"). The adjusted cost of the equipment is equal to the price paid by EFG, plus the cost of an appraisal, EFG's cost of interim financing for the equipment and any taxes paid by EFG, less certain interim rentals received by EFG with respect to the equipment. The Partnership purchased equipment for purchase prices aggregating $4,160,388 (including acquisition fees) during the nine months ended September 30, 1998.

                        PW PREFERRED YIELD FUND II, L.P.

                       NOTES TO THE FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1998 (CONTINUED)

                                  (UNAUDITED)

2. TRANSACTIONS WITH AFFILIATES (CONTINUED)
    ACQUISITION FEE: The Managing General Partner, or its affiliates, receives or is entitled to receive a fee equal to (i) 2.25% of the purchase price of equipment purchased with net offering proceeds from the sale of Units, and (ii) 3% of the purchase price of equipment purchased with reinvested Partnership cash flow as compensation for evaluating, selecting, negotiating and consummating the acquisition of the equipment. The Partnership paid acquisition fees totaling $15,929 and $121,176 during the quarter and nine months ended September 30, 1998, all of which related to equipment acquired through the reinvestment of Partnership excess cash flow.

    MANAGEMENT FEES: The General Partners are entitled to receive a monthly fee in an amount equal to 2% of gross rentals for Full Payout Leases, as defined in the Partnership Agreement (in general, leases for which rent due over the non-cancelable lease term exceeds the Partnership's cost of the equipment), and 5% of gross rentals for other leases (payable 66.67% to the Managing General Partner and 33.33% to the Administrative General Partner) as compensation for services rendered in connection with the management of the equipment. Management fees of $63,782 and $188,131 were earned by the General Partners with respect to the rentals earned by the Partnership during the quarter and nine months ended September 30, 1998.

    DISPOSITION FEES: The General Partners, or their affiliates, are entitled to receive a subordinated disposition fee in an amount equal to the lesser of (i) 50% of the fee that would be charged by an unaffiliated party, or (ii) 3% of the gross contract price relating to each sale of equipment (payable 50% to the Managing General Partner or its affiliates and 50% to the Administrative General Partner) as compensation for negotiating and consummating sales of equipment. Subordinated disposition fees payable with respect to equipment sales during the quarter and nine months ended September 30, 1998 aggregated $1,465 and $14,833, respectively. Cumulative subordinated disposition fees totaled $121,795 at such date. These fees, which were charged to operations, are not currently payable since their payment is subordinated to the Class A Limited Partners having received cash distributions equal to their capital contributions, plus an 8% annual cumulative return (as defined in the Partnership Agreement).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

YEAR 2000 ISSUE

    The Year 2000 Issue generally refers to the capacity of computer programming logic to correctly identify the calendar year. Many companies utilize computer programs or hardware with date sensitive software or embedded chips that could interpret dates ending in "00" as the year 1900 rather than the year 2000. In certain cases, such errors could result in system failures or miscalculations that disrupt the operations of the affected businesses. The Partnership uses information systems provided by Equis Financial Group Limited Partnership ("EFG") and has no information systems of its own. EFG has adopted a plan to address the Year 2000 Issue that consists of four phases: assessment, remediation, testing, and implementation and has elected to utilize principally internal resources to perform all phases. Presently, EFG anticipates completing its Year 2000 project by December 31, 1998 at a di minimus cost to the Partnership. Aggregate costs for the entire project are anticipated to be less than $50,000, all of which will have been expensed as incurred.

    EFG's primary information software was coded by IBM at the point of original design to use a four digit field to identify calendar year. All of the Partnership's lease billings, cash receipts and equipment remarketing processes are performed using this proprietary software. In addition, EFG has gathered information about the Year 2000 readiness of significant vendors and third party servicers and continues to monitor developments in this area. All of EFG's peripheral computer technologies, such as its network operating system and third-party software applications, including payroll, depreciation processing, and electronic banking, have been evaluated for potential programming changes and are expected to require only minor modifications to function properly with respect to dates in the year 2000 and thereafter. Moreover, EFG understands that each of its and the Partnership's significant vendors and third-party servicers are in the process, or have completed the process, of making their systems Year 2000 compliant. Substantially all parties queried have indicated that their systems will be Year 2000 compliant by the end of 1998. Presently, EFG is not aware of any outside customer with a Year 2000 Issue that would have a material effect on the Partnership's results of operations, liquidity, or financial position. However, non-compliance on the part of a lessee could, under a worse case scenario, result in lost revenues to the Partnership.

    EFG believes that its Year 2000 compliance plan will be effective in resolving all material Year 2000 risks in a timely manner and that the Year 2000 Issue will not pose significant operational problems with respect to its computer systems or result in a system failure or disruption of its or the Partnership's business operations. However, EFG has no means of ensuring that all customers, vendors and third-party servicers will conform ultimately to Year 2000 standards. The effect of this risk to the Partnership is not determinable.

LIQUIDITY AND CAPITAL RESOURCES

    The Partnership commenced its equipment reinvestment phase during 1993 by investing excess cash flows available after the payment of the distributions to the partners in additional equipment. As of September 30, 1998, equipment purchased pursuant to the reinvestment program including acquisition fees and expenses totaled $22,874,202, of which $4,160,388 was acquired during the nine months ended September 30, 1998 ($546,895 was acquired during the quarter then ended). Additional equipment will be purchased pursuant to the reinvestment program during 1998 and in future years during the reinvestment period (which will end in either 1999 or 2000, at the General Partners' discretion).

    The Partnership invests working capital and cash flow from operations prior to its distribution to the partners or its reinvestment in additional equipment in short-term highly liquid investments. These investments are primarily short-term commercial paper issued by large domestic corporations. At September 30, 1998, Partnership's cash of approximately $2.5 million was invested in commercial paper and a fund that invests in such instruments.

    Cash and cash equivalents decreased $1,461,834 from $4,215,247 at December 31, 1997 to $2,753,413 at September 30, 1998. This decrease primarily represented the amount by which distributions to partners and leased equipment purchased pursuant to the reinvestment program exceeded cash generated by operating activities and equipment sales.

    During the quarter and nine months ended September 30, 1998, the Partnership declared distributions of cash flow received from operations in the amount of $868,425 and $2,605,278, respectively. All distributions to the Class A Limited Partners represented an annualized distribution rate of 11% of their contributed capital and all distributions to the Class B Limited Partner represented an annualized distribution rate of 10% of its contributed capital.

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

    Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. Based upon the amount of net income reported by the Partnership for accounting purposes, approximately 75% of the 11% cash distributions to the Class A Limited Partners for the nine months ended September 30, 1998 constituted a return of capital. Additionally, since inception, approximately 74% of the Class A Limited Partner's 11% cash distributions constituted a return of capital. However, the total actual return on capital over a leasing partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized.

RESULTS OF OPERATIONS

    Substantially all of the Partnership's revenue during the quarter and nine months ended September 30, 1998 was generated from the leasing of the equipment to unaffiliated third parties under triple net leases which were in effect at the time the equipment was acquired by the Partnership. The balance of the Partnership's revenue consisted of interest income from temporary investments offset by a net loss on equipment sales.

    Under the terms of the triple net leases, all expenses related to the ownership and operation of the equipment during the quarter and nine months ended September 30, 1998 were paid for by the lessees. The Partnership recorded depreciation expense pertaining to the equipment and incurred management fees and certain general and administrative expenses in connection with the operations of the Partnership. General and administrative expenses consisted primarily of investor reporting expenses and transfer agent and audit fees.

1998 COMPARED TO 1997

    The Partnership reported net income of $240,000 and of $606,605 for the quarter and nine months ended September 30, 1998 ("1998 Quarter" and "1998 Period") as compared to net income of $1,559,531 and $1,980,292 for the quarter and nine months ended September 30, 1997 ("1997 Quarter" and "1997 Period"). The principal reason for the decrease in net income in the 1998 Quarter and 1998 Period as compared to the 1997 Quarter and 1997 Period was a decline in rental income and the recognition of a gain on sale of equipment in 1997 as compared to a loss in 1998.

    Rental income decreased by $240,406 and $991,046, or 13% and 18%, respectively, during the 1998 Quarter and 1998 Period as compared to the 1997 Quarter and 1997 Period, principally due to the sale of equipment upon lease expiration subsequent to the 1997 Quarter (which was earning rental revenue in the 1997 Quarter) and the renewal of certain equipment at lower rates, partially offset by rentals from equipment purchased on or after September 30, 1997.

    Interest income was $35,217 and $117,211 for the 1998 Quarter and 1998 Period, respectively compared to $39,432 and $76,338 for the 1997 Quarter and 1997 Period. Interest income is generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. The overall increase in interest income in the 1998 Period as compared to the 1997 Period was due to a greater availability of cash used for investment prior to distribution to the Partners and the purchase of additional equipment. Future interest income will fluctuate in relation to prevailing interest rates and the collection of lease revenue and equipment sale proceeds.

    Depreciation and amortization expense increased by $61,947, or 5% in the 1998 Quarter and decreased by $264,335, or 7% in the 1998 Period as compared to the 1997 Quarter and 1997 Period. The decrease in equipment subject to operating leases (attributable to equipment sold subsequent to the 1997 Quarter offset by equipment purchased subsequent to the 1997 Quarter) was the primary reason for the 1998 Period reduction.

    Management fees incurred by the Partnership decreased by $50,422 in the 1998 Quarter as compared to the 1997 Quarter and $73,281 in the 1998 Period as compared to the 1997 Period. The decrease in management fees is attributable to the decrease in rental revenue upon which such fees are based.

    The Partnership incurred subordinated disposition fees with respect to equipment sold during the 1998 Quarter and 1998 Period of $1,465 and $14,833, respectively, as compared to $3,531 and $53,656 for the 1997 Quarter and 1997 Period, respectively. The decrease in disposition fees is attributable to a decrease in equipment sales upon which such fees are based.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None.

ITEM 5. OTHER INFORMATION

    On October 20, 1998, Paul L. Novello, Vice President, Treasurer and Chief Financial Officer of the Administrative General Partner resigned.

    On October 20, 1998, Carmine Fusco was named Vice President, Secretary, Treasurer and Chief Financial and Accounting Officer of the Administrative General Partner.

    Carmine Fusco, age 30, is Vice President, Secretary, Treasurer and Chief Financial and Accounting Officer of the Administrative General Partner, he also serves as an Assistant Vice President within the Private Investments Department of PaineWebber Incorporated. Mr. Fusco was previously employed as a Financial Valuation Consultant in the Business Valuation Group of Deloitte & Touche, LLP from January 1997 to August 1998. He was employed as a Commodity Fund Analyst in the Managed Futures Department of Dean Witter Reynolds Incorporated, from October 1994 to November 1995. Prior to joining Dean Witter, Mr. Fusco was a Mutual Fund Accountant with the Bank of New York Company, Incorporated. He received his Bachelor of Science degree in Accounting and Finance in May 1991 from Rider University and a Master of Business Administration from Seton Hall University in June 1996. Mr. Fusco is a Chartered Financial Analyst candidate.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) None.

    (b) The Partnership did not file any reports on Form 8-K during the third quarter of the fiscal year ending December 31, 1998.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 PW PREFERRED YIELD FUND II, L.P. (REGISTRANT)

By:        General Equipment Management II, Inc.
           A General Partner

By:        /s/ CARMINE FUSCO
           ------------------------------------------
           Carmine Fusco
           Vice President, Secretary,
           Treasurer and Chief Financial
           and Accounting Officer

Date:      November 13, 1998
           ------------------------------------------