Form 10-K
period 1998-12-31
PAINEWEBBER PREFERRED YIELD FUND 2 LP
filed 1999-03-31
CIK 880297

                                     FORM 10-K

                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1998

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

                     UNITS OF CLASS A LIMITED PARTNER INTEREST
                                 (TITLE OF CLASS)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|No |_|

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

    State the aggregate market value of the voting stock held by non-affiliates of the Registrant: Not applicable.

                         PW PREFERRED YIELD FUND II, L.P.
                            ANNUAL REPORT ON FORM 10-K
                        FOR THEYEAR ENDED DECEMBER 31, 1998

                                 TABLE OF CONTENTS

                                                                              PAGE
PART I

Item 1      Business                                                             1

Item 2      Properties                                                           3

Item 3      Legal Proceedings                                                    3

Item 4      Submission of Matters to a Vote of Security Holders                  3


PART II

Item 5      Market for Registrant's Common Equity and Related Stockholder
            Matters                                                              4

Item 6      Selected Financial Data                                              4

Item 7      Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                            5

Item 8      Financial Statements                                                 8

Item 9      Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                                21

PART III

Item 10     Directors and Executive Officers of the Registrant                  22

Item 11     Executive Compensation                                              23

Item 12     Security Ownership of Certain Beneficial Owners and Management      24

Item 13     Certain Relationships and Related Transactions                      24


PART IV

Item 14     Exhibits, Financial Statement Schedules and Reports on Form 8-K     26


                                      PART I

ITEM 1.  BUSINESS

GENERAL

    PW Preferred Yield Fund II, L.P. (the "Partnership" or the "Registrant") is a limited partnership organized under the laws of the State of Delaware on October 1, 1991. The general partners of the Partnership are Pembroke Financial Limited Partnership, the Managing General Partner, a Massachusetts limited partnership, and General Equipment Management II, Inc., the Administrative General Partner, a Delaware corporation that is a wholly-owned subsidiary of Paine Webber Group Inc. The Managing General Partner is owned by Equis Financial Group Limited Partnership ("EFG") formerly American Finance Group ("AFG"), a Massachusetts limited partnership, which acts as Equipment Manager for the Partnership. The Managing General Partner and the Administrative General Partner are collectively referred to herein as the ("General Partners").

    PYB Limited Partnership, a Massachusetts limited partnership, is the Class B Limited Partner ("Class B Limited Partner"). EFG acquired all of the equity ownership interest in PYB Limited Partnership as of November 1, 1993. The Class B Limited Partner contributed cash to the Partnership in an amount equal to 12.5% of the aggregate purchase price of the equipment purchased with the offering proceeds received from the sale of the Units of Class A Limited Partner Interest and the cash contributed by the Class B Limited Partner.

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

    The Partnership acquired, on an all-cash basis, a portfolio of equipment subject to triple net leases with unaffiliated third parties. The equipment purchased by the Partnership consisted of industrial equipment, including, but not limited to, materials-handling, mining, transportation and manufacturing testing equipment, and business equipment, including, but not limited to, computers and computer-related and telecommunications equipment. The Partnership expects that the equipment purchased in the future will be similar equipment. Business equipment owned by the Partnership is limited to 60% of the value of the Partnership's total equipment.

    All equipment was acquired from EFG or from third-party sellers. Equipment cost represents asset base price plus acquisition fees. Asset base price is equal to the lower of (i) the actual price paid for the equipment by EFG plus the cost of an appraisal and all costs accrued by EFG while carrying the equipment less the amount of interim rents received by EFG prior to selling the equipment or (ii) fair market value of such equipment as determined by an independent appraiser. However, if in the future there are delays in identifying transactions for reinvestment, the Partnership could develop alternative sources for transactions including outside brokers. This may make it more difficult to find transactions that fit the Partnership's investment objectives because generally brokers will either charge a fee or mark up the price of equipment for sale.

    The Partnership only acquires equipment that is already subject to short-term leases (generally, 5 years or less). The Partnership's business is not subject to seasonal variations.

    At least 65% of the Partnership's initial equipment has been leased to lessees which are investment-grade lessees, or which are operating subsidiaries of entities which are investment-grade companies. An investment-grade lessee is a company with a credit rating of not less than Baa, as determined by Moody's Investor Services, Inc. or comparable credit ratings, as determined by other recognized credit-rating services. During the acquisition stage, no more than 15% of the equipment was leased to a single lessee or its affiliates.

    The Partnership is required to dissolve and distribute all of its assets no later than December 31, 2005. However, the General Partners anticipate that all equipment will be sold and that the Partnership will be liquidated by approximately 2003.

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

    In January 1996, certain assets of AFG relating primarily to the business of originating new leases, and the name "American Finance Group", and its acronym, were sold to a third-party. AFG changed its name to Equis Financial Group Limited Partnership after the sale was concluded. Pursuant to terms of the sale agreements, EFG specifically reserved the rights to continue using the name American Finance Group and its acronym in connection with the Partnership and the Other Investment Programs and to continue managing all assets owned by the Partnership and the Other Investment Programs.

EQUIPMENT PORTFOLIO

    The following table describes the Partnership's equipment portfolio as of December 31, 1998:

       EQUIPMENT TYPE                                  ORIGINAL COST
       --------------                                  -------------

Materials Handling                                      $13,900,468
Construction and Mining                                   4,081,377
Retail Store Fixtures                                     3,713,639
Computers & Periphals                                     3,310,947
General Purpose Plant/Warehouse                           1,338,825
Furniture & Fixtures                                        892,602
Communications                                              640,532
Research & Test                                             417,740
Trailers and Intermodal Containers                           96,452
Manufacturing                                                71,689
Photocopying                                                 44,980
                                                       ------------
                                                       $ 28,509,251
                                                       ============

    The above summary includes equipment held for sale or re-lease with a cost of approximately $759,000 at December 31, 1998.

SIGNIFICANT LESSEES

    The Partnership leases its equipment to a significant number of lessees. Revenue from major individual lessees which accounted for 10% or more of lease revenue during 1998 is as follows:

    Chrysler Corporation                             17%

    The Partnership is not dependent on any one lessee for future business. The Managing General Partner believes that alternative lessees are available in the event current lessees decide no longer to do business with EFG or the Partnership. As part of its investment objectives, the Partnership intends to further diversify its equipment portfolio.

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

ITEM 3.  LEGAL PROCEEDINGS

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                      PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    There is no organized trading market for the purchase and sale of the Units and certain measures have been adopted and implemented to assure that no organized trading market will develop.

    As of March 1, 1999, the number of Limited Partners was approximately 1,294.

    Total distributions declared to partners for 1998 and 1997 were as follows:

                                                 1998              1997
                                           ---------------   ---------------

   Class A Limited Partners                $     2,971,485   $     2,971,485
   Class B Limited Partner                         328,536           328,536
   General Partners                                173,685           173,685
                                           ---------------   ---------------
                                           $     3,473,706   $     3,473,706
                                           ===============   ===============

    Distributions may be characterized for tax, financial reporting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. Based upon the amount of net income reported by the Partnership for financial reporting purposes, approximately 77% and 48%, respectively, of the cash distributions to the Class A Limited Partners for the years ended December 31, 1998 and 1997 constituted a return of capital. Additionally, since inception, approximately 74% of the cash distributions to the Class A Limited Partners constituted a return of capital. However, the total actual return on capital over a leasing partnership's life can only be determined at the termination of the partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized.

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

    For each of the five years in the period ended December 31, 1998:

                                 1998           1997           1996            1995           1994
                            -------------   ------------   ------------   ------------    ------------
Total Revenue               $   6,234,782   $  7,907,694   $  7,536,793    $  8,271,776   $  8,303,838
Net Income                        719,430      2,037,965        979,886         683,531      1,247,403
Net income per
  Class A Limited

  Partnership Unit                  12.62          28.65          10.52            3.31          13.96
Total Assets                   14,052,208     17,072,655     18,597,031      21,067,151     23,852,273
Total Partners' Equity         13,537,506     16,291,782     17,727,523      20,221,343     23,011,518
Distributions Declared
  to Partners                   3,473,706      3,473,706      3,473,706       3,473,706      3,436,536


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the "Selected Financial Data" and the Consolidated Financial Statements of the Partnership and the Notes thereto. This Report contains, in addition to historical information, forward-looking statements that include risks and other uncertainties. The Partnership's actual results may differ materially from those anticipated in these forward-looking statements. Factors that might cause such a difference include those discussed below, as well as general economic and business conditions, competition and other factors discussed elsewhere in this report. The Partnership undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

YEAR 2000 ISSUE

    The Year 2000 Issue generally refers to the capacity of computer programming logic to correctly identify the calendar year. Many companies utilize computer programs or hardware with date sensitive software or embedded chips that could interpret dates ending in "00" as the year 1900 rather than the year 2000. In certain cases, such errors could result in system failures or miscalculations that disrupt the operations of the affected businesses. The Partnership uses information systems provided by EFG and has no information systems of its own. EFG has adopted a plan to address the Year 2000 Issue that consists of four phases: assessment, remediation, testing, and implementation and has elected to utilize principally internal resources to perform all phases. EFG completed substantially all of its Year 2000 project by December 31, 1998 at an aggregate cost of less than $50,000, none of which was incurred by the Partnership. Remaining items are expected to be minor and be completed by March 31, 1999. All costs incurred in connection with EFG's Year 2000 project have been expensed as incurred.

    EFG's primary information software was coded by IBM at the point of original design to use a four digit field to identify calendar year. All of the Partnership's lease billings, cash receipts and equipment remarketing processes are performed using this proprietary software. In addition, EFG has gathered information about the Year 2000 readiness of significant vendors and third party servicers and continues to monitor developments in this area. All of EFG's peripheral computer technologies, such as its network operating system and third-party software applications, including payroll, depreciation processing, and electronic banking, have been evaluated for potential programming changes and have required only minor modifications to function properly with respect to dates in the year 2000 and thereafter. EFG understands that each of its and the Partnership's significant vendors and third-party servicers are in the process, or have completed the process, of making their systems Year 2000 compliant. Substantially all parties queried have indicated that their systems would be Year 2000 compliant by the end of 1998.

    Presently, EFG is not aware of any outside customer with a Year 2000 Issue that would have a material effect on the Partnership's results of operations, liquidity, or financial position. The Partnership's equipment leases were structured as triple net leases, meaning that the lessees are responsible for, among other things, (i) maintaining and servicing all equipment during the lease term, (ii) ensuring that all equipment functions properly and is returned in good condition, normal wear and tear excepted, and (iii) insuring the assets against casualty and other events of loss. Non-compliance with lease terms on the part of a lessee, including failure to address Year 2000 Issues, could potentially result in lost revenues and impairment of residual values of the Partnership's equipment assets.

    EFG believes that its Year 2000 compliance plan will be effective in resolving all material Year 2000 risks in a timely manner and that the Year 2000 Issue will not pose significant operational problems with respect to its computer systems or result in a system failure or disruption of its or the Partnership's business operations. However, EFG has no means of ensuring that all customers, vendors and third-party servicers will conform ultimately to Year 2000 standards and, therefore, the effect of this risk to the Partnership can not be determined.

LIQUIDITY AND CAPITAL RESOURCES

    The Partnership commenced its equipment reinvestment phase during 1993 by investing excess cash flows available after the payment of the distributions to the partners in additional equipment. As of December 31, 1998, equipment purchased pursuant to the reinvestment program, including acquisition fees and expenses, totaled $22,874,202, of which $4,160,388 was acquired during the year ended December 31, 1998. Additional equipment will be purchased pursuant to the reinvestment program which will end in either 1999 or 2000, at the General Partners' discretion.

    The Partnership invests working capital and cash flow from operations prior to its distribution to the partners or its reinvestment in additional equipment in short-term highly liquid investments. These investments are primarily short-term commercial paper issued by large domestic corporations. At December 31, 1998, the Partnership had approximately $3 million invested in commercial paper and a fund that invests in such instruments.

    Cash and cash equivalents decreased $585,594 from $4,215,247 at December 31, 1997 to $3,629,653 at December 31, 1998. This decrease primarily represented the amount by which distributions to partners and leased equipment purchased pursuant to the reinvestment program exceeded cash generated by operating activities and equipment sales.

    During the year ended December 31, 1998, the Partnership declared distributions of cash flow received from operations in the amount of $3,473,706. All distributions to the Class A Limited Partners represented an annualized distribution rate of 11% of their contributed capital and all distributions to the Class B Limited Partner represented an annualized distribution rate of 10% of its contributed capital.

    Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. Based upon the amount of net income reported by the Partnership for accounting purposes, approximately 77% of the 11% cash distributions to the Class A Limited Partners for the year ended December 31, 1998 constituted a return of capital. Additionally, since inception, approximately 74% of the Class A Limited Partner's 11% cash distributions constituted a return of capital. However, the total actual return on capital over a leasing partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized.

    The 1999 future rents from non-cancelable leases in place at December 31, 1998 are $3,060,828, which is approximately 88% of the cash distribution objectives (prior to expected related operating expenses). Thus, without cash from sales and month-to-month leases (leases which stay in place beyond the contracted lease term) or the cash flow generated from additional reinvestments, the Partnership may not be able to meet distribution objectives from operations, potentially resulting in the utilization of existing cash or the early termination of the reinvestment period and commencement of the liquidation of the Partnership.

RESULTS OF OPERATIONS

    For the year ended December 31, 1998, the Partnership recognized lease revenue of $5,991,987, compared to $7,696,293 and $7,536,497 for the years ended December 31, 1997 and 1996, respectively. The overall decrease in lease revenue from 1996 to 1998 was expected and resulted principally from primary lease term expirations and the sale of equipment, partially offset by rentals from equipment purchased. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

    In 1998, the Partnership sold equipment having a net book value of $1,057,649 to existing lessees and third parties. These sales resulted in a net loss, for financial statement purposes, of $70,529 compared to a net gain in

1997 of $72,408 on equipment having a net book value of $1,907,412, and a net loss in 1996 of $105,180 on equipment having a net book value of $329,902.

    It cannot be determined whether future sales of equipment will result in a net gain or a net loss to the Partnership, as such transactions will be dependent upon the condition and type of equipment being sold and its marketability at the time of sale. In addition, the amount of gain or loss reported for financial statement purposes is partly a function of the amount of accumulated depreciation associated with the equipment being sold.

    The ultimate realization of residual value for any type of equipment is dependent upon many factors, including EFG's ability to sell and re-lease equipment. Changing market conditions, industry trends, technological advances, and many other events can converge to enhance or detract from asset values at any given time. EFG attempts to monitor these changes in order to identify opportunities which may be advantageous to the Partnership and which will maximize total cash returns for each asset.

    The total economic value realized upon final disposition of each asset is comprised of all primary lease term revenues generated from that asset, together with its residual value. The latter consists of cash proceeds realized upon the asset's sale in addition to all other cash receipts obtained from renting the asset on a re-lease, renewal or month-to-month basis. The Partnership classifies such residual rental payments as lease revenue. Consequently, the amount of gain or loss reported in the financial statements is not necessarily indicative of the total residual value the Partnership achieved from leasing the equipment.

    Depreciation and amortization expense was $5,120,090, $4,425,716 and $5,755,754 for the years ended December 31, 1998, 1997 and 1996, respectively. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

    In 1998, the Partnership changed its estimates of end-of-lease residual values to reflect anticipated deterioration in market value for the Partnership's equipment over the remainder of their primary lease terms. This change in estimate increased depreciation expense and reduced net income by $1,300,000 ($20.00 per Class A Limited Partner) in 1998.

    The Partnership recorded a write-down of the carrying value of certain equipment, representing an impairment, during the years ended December 31, 1997 and 1996. The resulting charges, $875,000 in 1997 and $325,000 in 1996, were based on a comparison of the estimated net realizable value and corresponding carrying value for the Partnership's equipment.

    Management fees were approximately 4.2%, 4.1% and 4% of lease revenue during the years ended December 31, 1998, 1997 and 1996, respectively. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

    The General Partners, or their affiliates, were entitled to receive a subordinated disposition fee in an amount equal to the lesser of (i) 50% of the fee that would be charged by an unaffiliated party, or (ii) 3% of the gross contract price relating to each sale of equipment (payable 50% to the Managing General Partner or its affiliates and 50% to the Administrative General Partner) as compensation for negotiating and consummating sales of equipment. At December 31, 1998, the Partnership reversed previously accrued subordinated disposition fees of $106,962 because the General Partners concluded that it was no longer probable that these subordinated disposition fees would be paid.

    General and administrative expenses consisted primarily of investor reporting expenses and transfer agent and audit fees.

ITEM 8.  FINANCIAL STATEMENTS

                        PW PREFERRED YIELD FUND II, L.P.

LIST OF FINANCIAL STATEMENTS

                                                                       PAGE

Reports of Independent Auditors                                           9

Balance Sheets - December 31, 1998 and 1997                              11

Statements of Income
for the Years ended December 31, 1998 and 1997 and 1996                  12

Statements of Partners' Equity
for the Years ended December 31, 1998 and 1997 and 1996                  13

Statements of Cash Flows
for the Years ended December 31, 1998 and 1997 and 1996                  14

Notes to Financial Statements                                            15

All Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted since;
(1) the information required is disclosed in the financial statements and notes therein; (2) schedules are not required under the related instructions; or (3) the schedules are inapplicable.

                          REPORT OF INDEPENDENT AUDITORS
                          ------------------------------

To the Partners of PW Preferred Yield Fund II, L.P.:

    We have audited the accompanying balance sheet of PW Preferred Yield Fund II, L.P. as of December 31, 1998, and the related statements of income, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PW Preferred Yield Fund II, L.P. at December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                               ERNST & YOUNG LLP

Boston, Massachusetts
March 8, 1999

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------

To the Partners of PW Preferred Yield Fund II, L.P.:

    We have audited the balance sheet of PW Preferred Yield Fund II, L.P. as of December 31, 1997, and the related statements of income, partners' equity, and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We have not audited the financial statements of PW Preferred Yield Fund II, L.P. for any period subsequent to December 31, 1997.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PW Preferred Yield Fund II, L.P. as of December 31, 1997, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

                                                      PricewaterhouseCoopers LLP

New York, New York
March 25, 1998

                        PW PREFERRED YIELD FUND II, L.P.

                                 BALANCE SHEETS
                           DECEMBER 31, 1998 and 1997


                                                                                    1998          1997
                                                                                 -----------   -----------
ASSETS

Cash and cash equivalents                                                        $ 3,629,653   $ 4,215,247

Rents and other receivables, net of allowance for
   doubtful accounts of $47,000 and $200,000 at                                      558,579       958,509
   December 31, 1998 and 1997, respectively

Equipment at cost, net of accumulated depreciation
   of $18,645,275 and $18,358,454 at December 31, 1998
   and 1997, respectively, and write-downs of
   $770,711 at December 31, 1997                                                   9,863,976    11,881,327

Other assets                                                                            --          17,572
                                                                                 -----------   -----------
     Total Assets                                                                $14,052,208   $17,072,655
                                                                                 ===========   ===========


LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued liabilities                                         $    32,500   $   120,377
Payable to affiliates                                                                109,562       269,482
Deferred rental income                                                                53,855        63,491
Distributions payable to partners                                                    318,785       327,523
                                                                                 -----------   -----------
     Total Liabilities                                                               514,702       780,873
                                                                                 -----------   -----------


Partners' Equity:

   General Partners                                                                  661,502       799,215
   Limited Partners:
    Class A (54,027 Units outstanding)                                            11,265,748    13,555,240
    Class B                                                                        1,610,256     1,937,327
                                                                                 -----------   -----------
     Total Partners' Equity                                                       13,537,506    16,291,782
                                                                                 -----------   -----------
     Total and Liabilities and Partners' Equity                                  $14,052,208   $17,072,655
                                                                                 ===========   ===========

              The accompanying notes are an integral part of these
                              financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                              STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                            1998           1997          1996
                                        -----------    -----------   -----------
Revenue:

   Lease revenue                        $ 5,991,987    $ 7,696,293   $ 7,536,497
   (Loss) gain on sale of equipment         (70,529)        72,408      (105,180)
   Interest income                          158,354        138,993       105,476
   Other Income                             154,970           --            --
                                        -----------    -----------   -----------
     Total Revenue                        6,234,782      7,907,694     7,536,793
                                        -----------    -----------   -----------

Expenses:

   Depreciation and amortization          5,120,090      4,425,716     5,755,754
   Write-down of equipment                     --          875,000       325,000
   Provision for bad debts                     --           75,000        50,000
   Management fees                          251,216        318,172       304,554
   Subordinated disposition fees               --           59,395         6,691
   General and administrative               144,046        116,446       114,908
                                        -----------    -----------   -----------

     Total Expenses                       5,515,352      5,869,729     6,556,907
                                        -----------    -----------   -----------


Net Income                              $   719,430    $ 2,037,965   $   979,886
                                        ===========    ===========   ===========

Net Income Allocated:

   To the General Partners              $    35,972    $   319,818   $   296,431
   To the Class A Limited Partners          681,993      1,547,819       568,416
   To the Class B Limited Partner             1,465        170,328       115,039
                                        -----------    -----------   -----------

                                        $   719,430    $ 2,037,965   $   979,886
                                        ===========    ===========   ===========

Net Income per Weighted Average
   Number of Units of Class A Limited
   Partner Interests Outstanding        $     12.62    $     28.65   $     10.52
                                        ===========    ===========   ===========

Weighted Average Number of
   Units of Class A Limited Partner
   Interests Outstanding                     54,027         54,027        54,027
                                        ===========    ===========   ===========


              The accompanying notes are an integral part of these
                              financial statements.

                         PW PREFERRED YIELD FUND II, L.P.

                          STATEMENTS OF PARTNERS' EQUITY

               FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                        Class A        Class B
                                        General         Limited        Limited
                                       Partners        Partners        Partner          Total
                                     ------------    ------------    ------------    ------------
Balance, December 31, 1995           $    530,336    $ 17,381,975    $  2,309,032    $ 20,221,343

Net income                                296,431         568,416         115,039         979,886

Distributions declared to partners       (173,685)     (2,971,485)       (328,536)     (3,473,706)
                                     ------------    ------------    ------------    ------------

Balance, December 31, 1996                653,082      14,978,906       2,095,535      17,727,523

Net income                                319,818       1,547,819         170,328       2,037,965

Distributions declared to partners       (173,685)     (2,971,485)       (328,536)     (3,473,706)
                                     ------------    ------------    ------------    ------------

Balance, December 31, 1997                799,215      13,555,240       1,937,327      16,291,782

Net income                                 35,972         681,993           1,465         719,430

Distributions declared to partners       (173,685)     (2,971,485)       (328,536)     (3,473,706)
                                     ------------    ------------    ------------    ------------

Balance, December 31, 1998           $    661,502    $ 11,265,748    $  1,610,256    $ 13,537,506
                                     ============    ============    ============    ============


              The accompanying notes are an integral part of these
                              financial statements.

                         PW PREFERRED YIELD FUND II, L.P.

                             STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                           1998           1997           1996
                                                                        -----------    -----------    -----------
Cash Flows From Operating Activities:

Net income                                                              $   719,430    $ 2,037,965    $   979,886

Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                         5,120,090      4,425,716      5,755,754
    Write-down of equipment                                                    --          875,000        325,000
    (Recovery of) Provision for bad debts                                   (53,000)        75,000         50,000
    Loss (gain) on sale of equipment                                         70,529        (72,408)       105,180

Change in assets and liabilities:
    Rents and other receivables                                             452,930        154,153       (578,900)
    Accounts payable and accrued liabilities                                (87,877)        (8,904)        44,691
    Payable to affiliates                                                  (159,920)         8,486        (47,662)
    Deferred rental income                                                   (9,636)       (62,009)        (7,976)
    Other assets                                                             17,572           --          (17,572)
                                                                        -----------    -----------    -----------
         Net cash provided by operating activities                        6,070,118      7,432,999      6,608,401
                                                                        -----------    -----------    -----------

Cash Flows From Investing Activities:
    Purchase of equipment                                                (4,160,388)    (4,210,206)    (2,042,859)
    Proceeds from equipment sales                                           987,120      1,967,567        256,348
                                                                        -----------    -----------    -----------
         Net cash used in investing activities                           (3,173,268)    (2,242,639)    (1,786,511)
                                                                        -----------    -----------    -----------

Cash Flows From Financing Activities:
    Distributions paid to partners                                       (3,482,444)    (3,499,914)    (3,439,059)
                                                                        -----------    -----------    -----------
         Net cash used in financing activities                           (3,482,444)    (3,499,914)    (3,439,059)
                                                                        -----------    -----------    -----------

Net (Decrease) Increase in Cash And Cash Equivalents                       (585,594)     1,690,446      1,382,831

Cash and Cash Equivalents at Beginning of Year                            4,215,247      2,524,801      1,141,970
                                                                        -----------    -----------    -----------

Cash and Cash Equivalents at End of Year                                $ 3,629,653    $ 4,215,247    $ 2,524,801
                                                                        ===========    ===========    ===========


Distributions Declared but Unpaid                                       $   318,785    $   327,523    $   353,731
                                                                        ===========    ===========    ===========


              The accompanying notes are an integral part of these
                              financial statements.

                         PW PREFERRED YIELD FUND II, L.P.

                           NOTES TO FINANCIAL STATEMENTS

                                 DECEMBER 31, 1998

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

    Pembroke Financial Limited Partnership, a Massachusetts limited partnership (the "Managing General Partner") and General Equipment Management II, Inc., a Delaware corporation (the "Administrative General Partner") are the General Partners of the Partnership. The Managing General Partner is affiliated with Equis Financial Group Limited ("EFG"), a Massachusetts limited partnership, formerly American Finance Group ("AFG"), which acts as Equipment Manager for the Partnership. The Administrative General Partner is a wholly-owned subsidiary of Paine Webber Group Inc. PYB Limited Partnership, a Massachusetts limited partnership, is the Class B Limited Partner ("Class B Limited Partner"). EFG acquired all of the equity ownership interest in PYB Limited Partnership as of November 1, 1993.

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

    In January 1996, certain assets of AFG relating primarily to the business of originating new leases, and the name "American Finance Group", and its acronym, were sold to a third-party. AFG changed its name to Equis Financial Group Limited Partnership after the sale was concluded. Pursuant to terms of the sale agreements, EFG specifically reserved the rights to continue using the name American Finance Group and its acronym in connection with the Partnership and Other Investment Programs and to continue managing all assets owned by the Partnership and Other Investment Programs.

2.  SIGNIFICANT ACCOUNTING POLICIES

STATEMENT OF CASH FLOWS

    The Partnership considers liquid investment instruments purchased with a maturity of three months or less to be cash equivalents. The Partnership invests working capital and cash flows from operations, prior to distribution to partners or their reinvestment in additional equipment, in short-term highly liquid investments. At December 31,

1998, the Partnership had approximately $3 million invested in commercial paper and a fund that invests in such instruments.

REVENUE RECOGNITION

    Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $7,767,881 are due as follows:

      For the year ending December 31,1999         $  3,060,828
                                      2000            2,192,420
                                      2001            1,817,263
                                      2002              658,550
                                      2003               38,820
                                                   ------------
                                     Total         $  7,767,881
                                                   ============

      Revenue from major individual lessees which accounted for 10% or more of lease revenue during the years ended December 31, 1998, 1997 and 1996 is as follows:

                                      PERCENTAGE OF LEASE REVENUE
                             -------------------------------------------
                                1998            1997             1996
                             ----------      ----------       ----------

Chrysler Corporation             17%             13%              --
Collection Services, Inc.        --              13%              --
AT&T Corp.                       --              10%              12%
General Motors                   --              10%              10%

USE OF ESTIMATES

    The preparation of the financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

EQUIPMENT ON LEASE

    All equipment was acquired from EFG or from third-party sellers. Equipment cost represents asset base price plus acquisition fees. Asset base price is equal to the lower of (i) the actual price paid for the equipment by EFG plus the cost of an appraisal and all costs accrued by EFG while carrying the equipment less the amount of interim rents received by EFG prior to selling the equipment or (ii) fair market value of such equipment as determined by an independent appraiser.

DEPRECIATION AND AMORTIZATION

    The Partnership's depreciation policy is intended to allocate the cost of equipment over the period during which it produces economic benefit. The principal period of economic benefit is considered to correspond to each asset's primary lease term, which term generally represents the period of greatest revenue potential for each asset. Accordingly, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between
(i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life. Periodically, the General Partners evaluate the net carrying value of equipment to determine whether it exceeds estimated net realizable value. Adjustments to reduce the net carrying value of equipment are recorded in those instances where estimated net realizable value is considered to be less than net carrying value.

    The ultimate realization of residual value for any type of equipment is dependent upon many factors, including the ability to sell and re-lease equipment. Changing market conditions, industry trends, technological advances, and many other events can converge to enhance or detract from asset values at any given time.

    Organization costs were amortized using the straight-line method over a period of five years.

PROVISION FOR INCOME TAXES

    No provision for income taxes is included in the accompanying financial statements. The Partners are responsible for reporting their proportionate share of the Partnership's taxable income and other tax attributes on their tax returns.

NET INCOME PER UNIT OF CLASS A LIMITED PARTNER INTEREST

    The net income per Unit of Class A Limited Partner Interest is computed by dividing the net income allocated to the Class A Limited Partners by the weighted average number of Units of Class A Limited Partner Interest outstanding during the period.

RECLASSIFICATION

    Certain 1997 balances have been reclassified to conform to the 1998 presentation.

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

    There are several special allocation provisions included in the Partnership agreement, of which the two most significant are as follows: First, commissions and expenses paid in connection with the sale of Units ("Offering Costs") are allocated 1% to the General Partners and 99% to the Limited Partners. The 99% allocated to the Limited Partners will be shared 87.5% to the Class A Limited Partners and 12.5% to the Class B Limited Partner. Second, depreciation with respect to the equipment and any losses resulting from the sale of equipment are allocated 1% to the General Partners and 99% to the Limited Partners, until the cumulative amount of depreciation and losses so allocated to the Limited Partners equals their aggregate capital contributions, net of allocated Offering Costs. The 99% allocated to the Limited Partners will be shared by the Class A Limited Partners and the Class B Limited Partner in proportion to their respective capital contributions net of allocated Offering Costs. The General Partners will also be specially allocated items of income to offset their 1% allocation of these two items.

4.  EQUIPMENT ON OPERATING LEASES

    The following is a summary of equipment owned by the Partnership at December 31, 1998 and 1997:


                                                   1998                 1997
                                               ------------        ------------
Industrial equipment                           $ 24,512,792        $ 22,379,002
Business equipment                                3,996,459           8,631,490
                                               ------------        ------------

Total equipment cost                             28,509,251          31,010,492

Less: Accumulated depreciation                  (18,645,275)        (18,358,454)
Less: Write-downs                                      --              (770,711)
                                               ------------        ------------

Equipment, net                                 $  9,863,976        $ 11,881,327
                                               ============        ============

    The above summary includes equipment held for sale or re-lease with a cost and net book value of approximately $759,000 and $45,000, respectively, at December 31, 1998 and approximately $963,000 and $146,000 respectively, at December 31, 1997. The General Partners are actively seeking the sale or re-lease of all such equipment not on lease.

    Industrial equipment includes materials handling (approximately 49%), construction and mining (approximately 14%), retail store fixtures (approximately 13%), furniture & fixtures (approximately 3%), general purpose plant/warehouse (approximately 5%), research & test (approximately 1%), trailers & intermodal containers (less than 1%) and manufacturing (less than 1%), and business equipment includes computers and periphals (approximately 12%), communications (approximately 2%), and photocopying (less than 1%) at December 31, 1998 (all percentages are based upon total original equipment purchase price). Business equipment owned by the Partnership is limited to approximately 60% of the value of the Partnership's total equipment.

    In 1998, the Partnership changed its estimates of end-of-lease residual values to reflect anticipated deterioration in market value for the Partnership's equipment over the remainder of their primary lease terms. This change in estimate increased depreciation expense and reduced net income by $1,300,000 ($20.00 per Class A Limited Partner) in 1998.

5.  TRANSACTIONS WITH AFFILIATES

ACQUISITION OF EQUIPMENT

    Pursuant to its investment objectives, the Partnership has acquired, on an all-cash basis, certain leased equipment from EFG, an affiliate of the Managing General Partner. The Partnership purchased equipment aggregating $4,160,388, $4,210,206 and $2,042,859 (including acquisition fees) during the 1998, 1997 and 1996, respectively.

ACQUISITION FEES

    The Managing General Partner, or its affiliates, receives or is entitled to receive a fee equal to (i) 2.25% of the purchase price of equipment purchased with net offering proceeds from the sale of Units, and (ii) 3% of the purchase price of equipment purchased with reinvested Partnership cash flow as compensation for evaluating, selecting, negotiating and consummating the acquisition of the equipment. The Managing General Partner, or its affiliates, earned acquisition fees of $121,176, $122,627 and $59,501 in 1998, 1997 and
1996, respectively.

MANAGEMENT FEES

    The General Partners are entitled to receive a monthly fee in an amount equal to 2% of gross rentals for Full Payout Leases, as defined in the Partnership Agreement and 5% of gross rentals for other leases (payable 66.67% to the Managing General Partner and 33.33% to the Administrative General Partner) as compensation for services rendered in connection with the management of the equipment. Management fees of $251,216, $318,172 and $304,554 were earned by the General Partners during 1998, 1997 and 1996, respectively.

DISPOSITION FEES

     The General Partners, or their affiliates, were entitled to receive a subordinated disposition fee in an amount equal to the lesser of (i) 50% of the fee that would be charged by an unaffiliated party, or (ii) 3% of the gross contract price relating to each sale of equipment (payable 50% to the Managing General Partner or its affiliates and 50% to the Administrative General Partner) as compensation for negotiating and consummating sales of equipment. At December 31, 1998, the Partnership reversed previously accrued subordinated disposition fees of $106,962 because the General Partners concluded that it was no longer probable that these subordinated disposition fees would be paid.

ACCOUNTABLE GENERAL AND ADMINISTRATIVE EXPENSES

     The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the Partnership's operations. There were no such reimbursable expenses during 1998.

CLASS ACTION SETTLEMENT

     As part of a class action settlement, beginning January 1996, all fees and distributions paid to the Administrative General Partner and all future fees and distributions paid to the Administrative General Partner will continue to be assigned by an affiliate to an escrow account for the benefit of class members.

6.      RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

    The following is a reconciliation of the net income as shown in the accompanying financial statements to the taxable income reported for federal income tax purposes:


                                         1998            1997           1996
                                      -----------    -----------    -----------
Net income per financial statements   $   719,430    $ 2,037,965    $   979,886
Increase (decrease) resulting from:
Writedowns                                   --          875,000        325,000
Provisions for bad debts                 (153,000)        75,000         50,000
Depreciation                            1,085,016       (872,878)      (881,374)
Gain on sale of equipment and other        12,363        320,715       (160,108)
Deferred rental income                     (9,636)       (62,009)       (67,274)
Subordinated disposition fee payable         --           59,394          6,691
Other                                     (20,887)        74,819        (54,259)
                                      -----------    -----------    -----------
Taxable income per federal income
   tax return                         $ 1,633,286    $ 2,508,006    $   198,562
                                      ===========    ===========    ===========

   The following is a reconciliation of the Partnership's capital accounts as shown in the accompanying financial statements to the tax bases capital accounts:


                                                                  1998            1997
                                                              ------------    ------------
Net assets per financial statements                           $ 13,537,506    $ 16,291,782
Increase (decrease) resulting from:
   Commisions and expenses paid in connection with the sale
      of Class A Limited Partner Units                           3,260,594       3,260,594
   Distributions payable to partners                               318,785         327,523
   Deferred rental income                                           53,855          63,491
   Accumulated depreciation                                     (1,108,040)     (2,386,876)
   Writedowns and allowance for doubtful accounts                  892,711         970,711
   Subordinated disposition fees payable                              --           106,962
   Other                                                             4,675         175,057
                                                              ------------    ------------

Tax bases of net assets                                       $ 16,960,086    $ 18,809,244
                                                              ============    ============


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On February 3, 1999 the Registrant notified PricewaterhouseCoopers LLP ("PwC") that they were dismissed as the Registrant's independent auditor and appointed Ernst & Young LLP as its independent auditor. The Registrant filed Form 8-K on February 4, 1999.

    The Registrant and PwC have not, in connection with the audit of the Registrant's financial statements for each of the prior two years ended December 31, 1997 and 1996 or for any subsequent interim period prior to and including September 30, 1998, had any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to PwC's satisfaction, would have caused PwC to make reference to the subject matter of the disagreement in connection with its reports.

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

Gary M. Romano                      Executive Vice President and Chief Operating
                                    Officer of EFG and AFG Leasing VII
                                    Incorporated

       Geoffrey A. McDonald, age 50, is a co-founder, member of the Executive Committee and Chairman. Mr. MacDonald served as co-founder, Director and Senior Vice President of EFG's predecessor corporation from 1980 to 1988. Mr. MacDonald is President and a Director of AFG Leasing VII Incorporated and Vice-President of American Finance Group Securities Corp. Prior to co-founding EFG's predecessor, Mr. MacDonald held various executive and management positions in the leasing and pharmaceutical industries. Mr. MacDonald holds an Masters in Business Administration from Boston College and a Bachelor of Arts degree from the University of Massachusetts (Amherst).

       Gary D. Engle, age 50, is President, Chief Executive Officer and a member of the Executive Committee of EFG and Vice President and Director of AFG Leasing VII Incorporated. Mr. Engle joined EFG in 1990 as Executive Vice President and acquired control of EFG and its subsidiaries in December 1994. Mr. Engle is Vice President and a Director of certain of EFG's subsidiaries and affiliates. Mr. Engle is also Chairman, Chief Executive Officer, and a member of the Board of Directors of Semele Group, Inc. ("Semele"). From 1987 to 1990, Mr. Engle was a principal and co-founder of Cobb Partners Development, Inc., a real estate and mortgage banking company. From 1980 to 1987, Mr. Engle was Senior Vice President and Chief Financial Officer of Arvida Disney Company, a large-scale community development company owned by Walt Disney Company. Prior to 1980, Mr. Engle served in various management consulting and institutional brokerage capacities. Mr. Engle has a MBA from Harvard University and a BS degree from the University of Massachusetts (Amherst).

       Gary M. Romano, age 39, became Executive Vice President and Chief Operating Officer of EFG, and Secretary of Equis Corporation in 1996 and is Secretary or Clerk of several of EFG's subsidiaries and affiliates. Mr. Romano joined EFG in November 1989, became Vice President and Controller in April 1993 and Chief Financial Officer in April 1995. Mr. Romano assumed his current position in April 1996. Mr. Romano is also Vice President and Chief Financial Officer of Semele. Prior to joining EFG, Mr. Romano was Assistant Controller for a privately held real estate development and mortgage origination company that he joined in 1987. Previously, Mr. Romano was an Audit Manager at Ernst & Whinney (now Ernst & Young LLP), where he was employed from 1982 to 1986. Mr. Romano is a Certified Public Accountant and holds a B.S. degree from Boston College.

                       GENERAL EQUIPMENT MANAGEMENT II, INC.

         NAME                                 POSITIONS HELD
         ----                                 --------------

Gerald F. Goertz, Jr.               Chairman of the Board
Stephen R. Dyer                     President and Director
Clifford B. Wattley                 Vice President, Assistant Secretary
                                    and Director
Carmine Fusco                       Vice President, Secretary, Treasurer,
                                    Chief Financial and Accounting Officer

       Gerald F. Goertz, Jr., age 41, is Chairman of the Board of Directors of the Administrative General Partner. Mr. Goertz joined Paine Webber Incorporated in December 1990 and holds the position of Senior Vice President and Director of Specialized Investment Services. Prior to joining Paine Webber Incorporated, Mr. Goertz was associated with CG Realty Advisors and The Freeman Company. He received his Bachelor of Arts degree in Business Administration in 1979 from Vanderbilt University and his Juris Doctorate and Masters of Business Administration from Memphis State University in 1982.

       Stephen R. Dyer, age 39, is President and a Director of the Administrative General Partner. He joined Paine Webber Incorporated in June 1988 as a Divisional Vice President and is currently a Senior Vice President and Director of Private Investments. Prior to joining Paine Webber Incorporated, Mr. Dyer had been employed, since June 1987, as an Assistant Vice President in the Retail National Products Group of L.F. Rothschild & Co. Incorporated. Prior to joining L.F. Rothschild, he was employed, beginning in January 1985, as an Associate in the Real Estate Department of Thomson McKinnon Securities Inc. From July 1981 to August 1983, Mr. Dyer was on the audit staff of the accounting firm of Arthur Young & Company. He received his Bachelor of Science degree in Accounting in 1981 from Boston College and a Masters of Business Administration from Indiana University in December 1984. Mr. Dyer is a Certified Public Accountant.

       Clifford B. Wattley, age 49, is a Vice President, Assistant Secretary and Director of the Administrative General Partner. Mr. Wattley is a Corporate Vice President with Paine Webber Incorporated, having joined the firm in 1986. He also was employed previously by Paine, Webber, Jackson & Curtis from 1979 to 1980. From 1986 to 1992, Mr. Wattley participated in Paine Webber's Principal Transactions Group. Mr. Wattley has been a member of the Private Investment Department since 1992. He holds a Bachelor of Science degree in engineering from Columbia University and a Masters in Business Administration from Harvard University.

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

ITEM 11. EXECUTIVE COMPENSATION

       No compensation was paid by the Partnership to the officers and directors of the General Partners. See Item 13 of this Report, "Certain Relationships and Related Transactions", which is incorporated herein by reference, for a description of the compensation and fees paid to the General Partners and their affiliates by the Partnership during 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       (a) As of the date hereof, no person is known by the Partnership to be the beneficial owner of more than 5% of the Units of the Partnership. The Partnership has no directors or officers, and neither the General Partners nor the Class B Limited Partner of the Partnership owns any Units.

              PYB Limited Partnership owns 100% of the Partnership's Class B Units. EFG acquired all of the equity ownership interest in PYB Limited Partnership as of November 1, 1993.

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

                     Administrative General Partner:

                           General Equipment Management II, Inc.
                           1200 Harbor Boulevard, 5th Floor
                           Weehawken, NJ 07087

                     Class B Limited Partner:

                           PYB Limited Partnership
                           88 Broad Street
                           Boston, MA 02110

       (b) No directors or officers of the Managing General Partner, the Administrative General Partner or the Class B Limited Partner owned any Units as of March 1, 1999.

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

ACQUISITION OF EQUIPMENT

    Pursuant to its investment objectives, the Partnership has acquired, on an all-cash basis, certain leased equipment from EFG, an affiliate of the Managing General Partner. The Partnership purchased equipment aggregating $4,160,388, $4,210,206 and $2,042,859 (including acquisition fees) during the 1998, 1997 and 1996, respectively.

                                       24
ACQUISITION FEES

    The Managing General Partner, or its affiliates, receives or is entitled to receive a fee equal to (i) 2.25% of the purchase price of equipment purchased with net offering proceeds from the sale of Units, and (ii) 3% of the purchase price of equipment purchased with reinvested Partnership cash flow as compensation for evaluating, selecting, negotiating and consummating the acquisition of the equipment. The Managing General Partner, or its affiliates, earned acquisition fees of $121,176, $122,627 and $59,501 in 1998, 1997 and
1996, respectively.

MANAGEMENT FEES

    The General Partners are entitled to receive a monthly fee in an amount equal to 2% of gross rentals for Full Payout Leases, as defined in the Partnership Agreement and 5% of gross rentals for other leases (payable 66.67% to the Managing General Partner and 33.33% to the Administrative General Partner) as compensation for services rendered in connection with the management of the equipment. Management fees of $251,216, $318,172 and $304,554 were earned by the General Partners during 1998, 1997 and 1996, respectively.

DISPOSITION FEES

     The General Partners, or their affiliates, were entitled to receive a subordinated disposition fee in an amount equal to the lesser of (i) 50% of the fee that would be charged by an unaffiliated party, or (ii) 3% of the gross contract price relating to each sale of equipment (payable 50% to the Managing General Partner or its affiliates and 50% to the Administrative General Partner) as compensation for negotiating and consummating sales of equipment. At December 31, 1998, the Partnership reversed previously accrued subordinated disposition fees of $106,962 because the General Partners concluded that it was no longer probable that these subordinated disposition fees would be paid.

ACCOUNTABLE GENERAL AND ADMINISTRATIVE EXPENSES

     The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the Partnership's operations. There were no such reimbursable expenses during 1998.

CLASS ACTION SETTLEMENT

     As part of a class action settlement, beginning January 1996, all fees and distributions paid to the Administrative General Partner and all future fees and distributions paid to the Administrative General Partner will continue to be assigned by an affiliate to an escrow account for the benefit of class members.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a) The following documents are filed as part of this Report:

        and

        (d)

              1. Financial Statements: (Incorporated by reference to Item 8 of this Report, "Financial Statements and Supplementary Data").

        (b)    None.

        (c) Exhibits required to be filed.

    EXHIBIT
       NO.    DESCRIPTION
    -------   -----------

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

Dated: March 31, 1999

                             PW Preferred Yield Fund II, L.P.

                             By: General Equipment Management II, Inc.
                                 Administrative General Partner

                                  By: /s/ STEPHEN R. DYER
                                      -----------------------------------
                                      Stephen R. Dyer
                                      PRESIDENT AND DIRECTOR

                                  By: /s/ CARMINE FUSCO
                                      -----------------------------------
                                      Carmine Fusco
                                      VICE PRESIDENT, SECRETARY,
                                      TREASURER, CHIEF FINANCIAL AND
                                      ACCOUNTING OFFICER

                             By: Pembroke Financial Limited Partnership
                                 Managing General Partner

                                 By: /s/ GEOFFREY A. MACDONALD
                                     -----------------------------------
                                     Geoffrey A. MacDonald
                                     PRESIDENT

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 1999.

SIGNATURE                    TITLE
---------                    -----

/s/ GEOFFREY A. MACDONALD    President and Director of AFG Leasing VII
Geoffrey A. MacDonald        Incorporated, the sole General Partner of
                             Pembroke Financial Limited Partnership

/s/ GARY D. ENGLE            VICE President and Director of AFG Leasing VII
Gary D. Engle                Incorporated, the sole General Partner of
                             Pembroke Financial Limited Partnership

/s/ GERALD F. GOERTZ, JR.    Chairman of the Board of General
Gerald F. Goertz, Jr.        Equipment Management II, Inc.

/s/ STEPHEN R. DYER          President and Director of General
Stephen R. Dyer              Equipment Management II, Inc.

/s/ CLIFFORD B. WATTLEY      Vice President, Assistant Secretary
Clifford B. Wattley          and Director of General Equipment
                             Management II, Inc.

/s/ CARMINE FUSCO            Vice President, Secretary, Treasurer,
Carmine Fusco                Chief Financial and Accounting Officer
                             of General Equipment Management II, Inc.