Form 10-Q
period 1999-03-31
PAINEWEBBER PREFERRED YIELD FUND 2 LP
filed 1999-05-13
CIK 880297

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended March 31, 1999

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

                           PW PREFERRED YIELD FUND II, L.P.
                        QUARTERLY REPORT ON FORM 10-Q FOR THE
                             QUARTER ENDED MARCH 31, 1999

                                  TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Balance Sheets - March 31, 1999 and December 31, 1998
                 (unaudited)                                                   3

                 Statements of Income for the three months ended
                 March 31, 1999 and 1998 (unaudited)                           4

                 Statements of Partners' Equity for the three
                 months ended March 31, 1999 and 1998 (unaudited)              5

                 Statements of Cash Flows for the three months
                 ended March 31, 1999 and 1998 (unaudited)                     6

                 Notes to Financial Statements (unaudited)                   7-8

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        9-12

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                            13

         Item 5. Other Information                                            13

         Item 6. Exhibits and Reports on Form 8-K                             13

                 Signatures                                                   14

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        PW PREFERRED YIELD FUND II, L.P.

                                 BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)

                                                                                            MARCH 31,       DECEMBER 31,
                                                                                              1999              1998
                                                                                       ----------------     ------------
                                                        ASSETS

Cash and cash equivalents                                                              $      4,344,147     $     3,629,653
Rents and other receivables, net of allowance for
    doubtful accounts of $47,000                                                                452,864             558,579
Equipment at cost, net of accumulated depreciation of
   $15,532,584 and $18,645,275 at March 31, 1999 and
   December 31, 1998, respectively                                                            8,767,384           9,863,976
                                                                                       ----------------     ---------------
              Total Assets                                                             $     13,564,395     $    14,052,208
                                                                                       ----------------     ---------------
                                                                                       ----------------     ---------------

                                           LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
   Accounts payable and accrued liabilities                                            $         42,500     $        32,500
   Payable to affiliates                                                                        103,679             109,562
   Deferred rental income                                                                        53,058              53,855
   Distributions payable to partners                                                            319,375             318,785
                                                                                       ----------------     ---------------
       Total Liabilities                                                                        518,612             514,702
                                                                                       ----------------     ---------------

PARTNERS' EQUITY:
   General Partners                                                                             636,917             661,502
   Limited Partners:
     Class A (54,027 Units outstanding)                                                      10,857,003          11,265,748
     Class B                                                                                  1,551,863           1,610,256
                                                                                       ----------------     ---------------

       Total Partners' Equity                                                                13,045,783          13,537,506
                                                                                       ----------------     ---------------

              Total Liabilities and Partners' Equity                                   $     13,564,395     $    14,052,208
                                                                                       ----------------     ---------------
                                                                                       ----------------     ---------------

                  The accompanying notes are an integral part of
                           these financial statements.

                         PW PREFERRED YIELD FUND II, L.P.

                              STATEMENTS OF INCOME

                FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


                                                       1999             1998
                                                   -----------      -----------
REVENUE:
    Lease revenue                                  $ 1,244,137      $ 1,673,987
    Gain on sale of equipment                           39,720           80,167
    Interest income                                     36,578           40,671
                                                   -----------      -----------

         Total Revenue                               1,320,435        1,794,825
                                                   -----------      -----------

EXPENSES:
    Depreciation                                       863,676        1,050,000
    Management fees (Note 2)                            52,371           67,488
    Subordinated disposition fees (Note 2)                  --            9,764
    General and administrative                          27,685           29,388
                                                   -----------      -----------

         Total Expenses                                943,732        1,156,640
                                                   -----------      -----------

NET INCOME                                         $   376,703      $   638,185
                                                   -----------      -----------
                                                   -----------      -----------

NET INCOME ALLOCATED:
   To the General Partners                         $    18,836      $    31,909
   To the Class A Limited Partners                     334,126          551,483
   To the Class B Limited Partner                       23,741           54,793
                                                   -----------      -----------

                                                   $   376,703      $   638,185
                                                   -----------      -----------
                                                   -----------      -----------

NET INCOME PER WEIGHTED AVERAGE
   NUMBER OF UNITS OF CLASS A LIMITED
   PARTNER INTEREST OUTSTANDING                    $      6.18      $     10.21
                                                   -----------      -----------
                                                   -----------      -----------

WEIGHTED AVERAGE NUMBER OF
   UNITS OF CLASS A LIMITED PARTNER
   INTEREST OUTSTANDING                                 54,027           54,027
                                                   -----------      -----------
                                                   -----------      -----------

                  The accompanying notes are an integral part of
                           these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)

                                                               CLASS A          CLASS B
                                              GENERAL          LIMITED          LIMITED
                                             PARTNERS         PARTNERS          PARTNER         TOTAL
                                             --------         --------          -------         -----
Balance, January 1, 1999                    $ 661,502     $ 11,265,748      $ 1,610,256     $ 13,537,506
Net income                                     18,836          334,126           23,741          376,703
Distributions declared to partners            (43,421)        (742,871)         (82,134)        (868,426)
                                            ---------     ------------      -----------     ------------

Balance, March 31, 1999                     $ 636,917     $ 10,857,003      $ 1,551,863     $ 13,045,783
                                            ---------     ------------      -----------     ------------
                                            ---------     ------------      -----------     ------------

Balance, January 1, 1998                    $ 799,215     $ 13,555,240      $ 1,937,327     $ 16,291,782
Net income                                     31,909          551,483           54,793          638,185
Distributions declared to partners            (43,421)        (742,871)         (82,134)        (868,426)
                                            ---------     ------------      -----------     ------------

Balance, March 31, 1998                     $ 787,703     $ 13,363,852      $ 1,909,986     $ 16,061,541
                                            ---------     ------------      -----------     ------------
                                            ---------     ------------      -----------     ------------

                  The accompanying notes are an integral part of
                           these financial statements.

                          PW PREFERRED YIELD FUND II, L.P.

                              STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                                                 1999            1998
                                                                             -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                              $   376,703    $    638,185
     Adjustments to reconcile net income to net cash
       from operating activities:
         Depreciation                                                            863,676       1,050,000
         Gain on sale of equipment                                               (39,720)        (80,167)
      Change in assets and liabilities:
          Rents and other receivables                                            105,715        (124,266)
          Accounts payable and accrued liabilities                                10,000          25,521
          Payable to affiliates                                                   (5,883)        167,345
          Deferred rental income                                                    (797)             --
                                                                             -----------    ------------

             Net cash from operating activities                                1,309,694       1,676,618
                                                                             -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                                              --      (2,010,438)
   Proceeds from equipment sales                                                 272,636         238,798
                                                                             -----------    ------------

            Net cash from (used in) investing activities                         272,636      (1,771,640)
                                                                             -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions paid to partners                                               (867,836)       (868,426)
                                                                             -----------    ------------

            Net cash used in financing activities                               (867,836)       (868,426)
                                                                             -----------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             714,494        (963,448)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               3,629,653       4,215,247
                                                                             -----------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 4,344,147    $  3,251,799
                                                                             -----------    ------------
                                                                             -----------    ------------


                  The accompanying notes are an integral part of
                           these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                                   (UNAUDITED)

1.       GENERAL

         The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1998 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1998 Annual Report.

         In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 1999 and December 31, 1998 and results of operations for the three month periods ended March 31, 1999 and 1998 have been made and are reflected.

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

                        PW PREFERRED YIELD FUND II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (CONTINUED)


         MANAGEMENT FEES The General Partners are entitled to receive a monthly fee in an amount equal to 2% of gross rentals for Full Payout Leases, as defined in the Partnership Agreement and 5% of gross rentals for other leases (payable 66.67% to the Managing General Partner and 33.33% to the Administrative General Partner) as compensation for services rendered in connection with the management of the equipment. Management fees of $52,371 were earned by the General Partners during the three months ended March 31, 1999.

         DISPOSITION FEES The General Partners, or their affiliates, were entitled to receive a subordinated disposition fee in an amount equal to the lesser of (i) 50% of the fee that would be charged by an unaffiliated party, or (ii) 3% of the gross contract price relating to each sale of equipment (payable 50% to the Managing General Partner or its affiliates and 50% to the Administrative General Partner) as compensation for negotiating and consummating sales of equipment. During the fourth quarter of 1998, the Partnership reversed previously accrued subordinated disposition fees because the General Partners concluded that it was no longer probable that these subordinated disposition fees would be paid. The Partnership has not accrued for subordinated disposition fees during the three months ended March 31, 1999.

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

YEAR 2000 ISSUE

     The Year 2000 Issue generally refers to the capacity of computer programming logic to correctly identify the calendar year. Many companies utilize computer programs or hardware with date sensitive software or embedded chips that could interpret dates ending in "00" as the year 1900 rather than the year 2000. In certain cases, such errors could result in system failures or miscalculations that disrupt the operations of the affected businesses. The Partnership uses information systems provided by EFG and has no information systems of its own. EFG has adopted a plan to address the Year 2000 Issue that consists of four phases: assessment, remediation, testing, and implementation and has elected to utilize principally internal resources to perform all phases. EFG completed substantially all of its Year 2000 project by March 31, 1999 at an aggregate cost of less than $50,000, none of which was incurred by the Partnership. All costs incurred in connection with EFG's Year 2000 project have been expensed as incurred.

     EFG's primary information software was coded by IBM at the point of original design to use a four digit field to identify calendar year. All of the Partnership's lease billings, cash receipts and equipment remarketing processes are performed using this proprietary software. In addition, EFG has gathered information about the Year 2000 readiness of significant vendors and third party servicers and continues to monitor developments in this area. All of EFG's peripheral computer technologies, such as its network operating system and third-party software applications, including payroll, depreciation processing, and electronic banking, have been evaluated for potential programming changes and have required only minor modifications to function properly with respect to dates in the year 2000 and thereafter. EFG understands that each of its and the Partnership's significant vendors and third-party servicers are in the process, or have completed the process, of making their systems Year 2000 compliant. Substantially all parties queried have indicated that their systems are Year 2000 compliant.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership commenced its equipment reinvestment phase during 1993 by investing excess cash flows available after the payment of the distributions to the partners in additional equipment. As of March 31, 1999, equipment purchased pursuant to the reinvestment program, including acquisition fees and expenses, totaled $22,874,202. Additional equipment will be purchased pursuant to the reinvestment program which will end in either 1999 or 2000, at the General Partners' discretion.

     The Partnership invests working capital and cash flow from operations prior to its distribution to the partners or its reinvestment in additional equipment in short-term highly liquid investments. These investments are primarily short-term commercial paper issued by large domestic corporations. At March 31, 1999, the Partnership had approximately $3 million invested in commercial paper and a fund that invests in such instruments.

     Cash and cash equivalents increased $714,494 from $3,629,653 at December 31, 1998 to $4,344,147 at March 31, 1999. This increase primarily represents the amount by which cash generated by operating activities and equipment sales exceeded distributions to partners.

     During the three months ended March 31, 1999, the Partnership declared distributions of cash flow received from operations in the amount of $868,426. All distributions to the Class A Limited Partners represented an annualized distribution rate of 11% of their contributed capital and all distributions to the Class B Limited Partner represented an annualized distribution rate of 10% of its contributed capital.

     Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. Based upon the amount of net income reported by the Partnership for accounting purposes, approximately 55% of the 11% cash distributions to the Class A Limited Partners for the three month ended March 31, 1999 constituted a return of capital. Additionally, since inception, approximately 74% of the Class A Limited Partner's 11% cash distributions constituted a return of capital. However, the total actual return on capital over a leasing partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized.

RESULTS OF OPERATIONS

     For the three months ended March 31, 1999, the Partnership recognized lease revenue of $1,244,137 compared to $1,673,987 for the same period in 1998. The overall decrease in lease revenue from 1998 to 1999 was expected and resulted principally from primary lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

     During the three months ended March 31, 1999, the Partnership sold equipment having a net book value of $232,916 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $39,720 compared to a net gain in 1998 of $80,167 on equipment having a net book value of $245,287.

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

     Depreciation expense was $863,676 and $1,050,000 for the three months ended March 31, 1999 and 1998, respectively. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and
(ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Management fees were approximately 4.2% and 4% of lease revenue during the three months ended March 31, 1999 and 1998, respectively. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

      The General Partners, or their affiliates, were entitled to receive a subordinated disposition fee in an amount equal to the lesser of (i) 50% of the fee that would be charged by an unaffiliated party, or (ii) 3% of the gross contract price relating to each sale of equipment (payable 50% to the Managing General Partner or its affiliates and 50% to the Administrative General Partner) as compensation for negotiating and consummating sales of equipment. During the fourth quarter of 1998, the Partnership reversed previously accrued subordinated disposition fees because the General Partners concluded that it was no longer probable that these subordinated disposition fees would be paid. The Partnership has not accrued for subordinated disposition fees during the three months ended March 31, 1999.

     General and administrative expenses consisted primarily of investor reporting expenses and transfer agent and audit fees.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      None.

         (b)      On February 3, 1999 the Registrant notified
                  PricewaterhouseCoopers LLP ("PwC") that they were dismissed as the Registrant's independent auditor and appointed Ernst & Young LLP as its independent auditor. The Registrant filed Form 8-K on February 4, 1999.

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

                                      PW Preferred Yield Fund II, L.P.
                                      (Registrant)

                                      By:  General Equipment Management II, Inc.
                                           A General Partner

Date: May 13, 1999                    By:  /s/ Carmine Fusco
                                           Carmine Fusco
                                           VICE PRESIDENT, SECRETARY,
                                           TREASURER AND CHIEF FINANCIAL
                                           AND ACCOUNTING OFFICER