Form 10-Q
period 1999-06-30
PAINEWEBBER PREFERRED YIELD FUND 2 LP
filed 1999-08-06
CIK 880297

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                        PW PREFERRED YIELD FUND II, L.P.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                           QUARTER ENDED JUNE 30, 1999

                                TABLE OF CONTENTS


                                                                                         PAGE
                                                                                         ----


PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Balance Sheets - June 30, 1999 and December 31,
                  1998 (unaudited)                                                          3

                  Statements of Income for the three months ended
                  June 30, 1999 and 1998 (unaudited)                                        4

                  Statements of Income for the six months ended
                  June 30, 1999 and 1998 (unaudited)                                        5

                  Statements of Partners' Equity for the six
                  months ended June 30, 1999 and 1998 (unaudited)                           6

                  Statements of Cash Flows for the six months
                  ended June 30, 1999 and 1998 (unaudited)                                  7

                  Notes to Financial Statements (unaudited)                               8-9

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                   10-13

PART II.  OTHER INFORMATION

          Item 1.           Legal Proceedings                                              14

          Item 5.           Other Information                                              14

          Item 6.           Exhibits and Reports on Form 8-K                               14

                            Signatures                                                     15


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        PW PREFERRED YIELD FUND II, L.P.

                                 BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)



                                                                                            JUNE 30,          DECEMBER 31,
                                                                                              1999                1998
                                                                                       ----------------     ---------------


                                     ASSETS

Cash and cash equivalents                                                              $      3,102,795     $     3,629,653
Rents and other receivables, net of allowance for
   doubtful accounts of $47,000                                                                 377,434             558,579
Equipment at cost, net of accumulated depreciation of
   $14,857,484 and $18,645,275 at June 30, 1999 and
   December 31, 1998, respectively                                                            9,400,509           9,863,976
                                                                                       ----------------     ---------------


              Total Assets                                                             $     12,880,738     $    14,052,208
                                                                                       ----------------     ---------------
                                                                                       ----------------     ---------------



                        LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
   Accounts payable and accrued liabilities                                            $         27,500     $        32,500
   Payable to affiliates                                                                        112,390             109,562
   Deferred rental income                                                                       102,892              53,855
   Distributions payable to partners                                                            318,245             318,785
                                                                                       ----------------     ---------------

      Total Liabilities                                                                         561,027             514,702
                                                                                       ----------------     ---------------


PARTNERS' EQUITY:
   General Partners                                                                             600,612             661,502
   Limited Partners:
     Class A (54,027 Units outstanding)                                                      10,253,456          11,265,748
     Class B                                                                                  1,465,643           1,610,256
                                                                                       ----------------     ---------------

       Total Partners' Equity                                                                12,319,711          13,537,506
                                                                                       ----------------     ---------------


              Total Liabilities and Partners' Equity                                   $     12,880,738     $    14,052,208
                                                                                       ----------------     ---------------
                                                                                       ----------------     ---------------




                     The accompanying notes are an integral
                       part of these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                              STATEMENTS OF INCOME

                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


                                                                                            1999                   1998
                                                                                     -----------------      ----------------

REVENUE:
    Lease revenue                                                                    $       1,221,249      $      1,253,489
    Loss on sale of equipment                                                                 (315,193)              (92,187)
    Interest income                                                                             39,713                41,323
                                                                                     -----------------      ----------------

         Total Revenue                                                                         945,769             1,202,625
                                                                                     -----------------      ----------------

EXPENSES:
    Depreciation                                                                               730,585             1,376,883
    Management fees (Note 2)                                                                    51,302                56,861
    Subordinated disposition fees (Note 2)                                                          --                 3,604
    General and administrative                                                                  21,527                36,857
                                                                                     -----------------      ----------------

         Total Expenses                                                                        803,414             1,474,205
                                                                                     -----------------      ----------------


NET INCOME (LOSS)                                                                    $         142,355      $       (271,580)
                                                                                     -----------------      ----------------
                                                                                     -----------------      ----------------


NET INCOME (LOSS) ALLOCATED:
   To the General Partners                                                           $           7,117      $        (13,578)
   To the Class A Limited Partners                                                             139,324              (204,760)
   To the Class B Limited Partner                                                               (4,086)              (53,242)
                                                                                     -----------------      ----------------


                                                                                     $         142,355      $       (271,580)
                                                                                     -----------------      ----------------
                                                                                     -----------------      ----------------


NET INCOME (LOSS) PER WEIGHTED AVERAGE
   NUMBER OF UNITS OF CLASS A LIMITED

   PARTNER INTEREST OUTSTANDING                                                      $            2.58      $         (3.79)
                                                                                     -----------------      ----------------
                                                                                     -----------------      ----------------


WEIGHTED AVERAGE NUMBER OF
   UNITS OF CLASS A LIMITED PARTNER

   INTEREST OUTSTANDING                                                                         54,027                54,027
                                                                                     -----------------      ----------------
                                                                                     -----------------      ----------------




                     The accompanying notes are an integral
                       part of these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                              STATEMENTS OF INCOME

                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


                                                                                            1999                   1998
                                                                                     -----------------      ----------------

REVENUE:
    Lease revenue                                                                    $       2,465,386      $      2,927,476
    Loss on sale of equipment                                                                 (275,473)              (12,020)
    Interest income                                                                             76,291                81,994
                                                                                     -----------------      ----------------

         Total Revenue                                                                       2,266,204             2,997,450
                                                                                     -----------------      ----------------

EXPENSES:
    Depreciation                                                                             1,594,261             2,426,883
    Management fees (Note 2)                                                                   103,673               124,349
    Subordinated disposition fees (Note 2)                                                          --                13,368
    General and administrative                                                                  49,212                66,245
                                                                                     -----------------      ----------------

         Total Expenses                                                                      1,747,146             2,630,845
                                                                                     -----------------      ----------------


NET INCOME                                                                           $         519,058      $        366,605
                                                                                     -----------------      ----------------
                                                                                     -----------------      ----------------


NET INCOME ALLOCATED:
   To the General Partners                                                           $          25,953      $         18,331
   To the Class A Limited Partners                                                             473,450               346,723
   To the Class B Limited Partner                                                               19,655                 1,551
                                                                                     -----------------      ----------------


                                                                                     $         519,058      $        366,605
                                                                                     -----------------      ----------------
                                                                                     -----------------      ----------------


NET INCOME PER WEIGHTED AVERAGE
   NUMBER OF UNITS OF CLASS A LIMITED

   PARTNER INTEREST OUTSTANDING                                                      $            8.76      $           6.42
                                                                                     -----------------      ----------------
                                                                                     -----------------      ----------------


WEIGHTED AVERAGE NUMBER OF
   UNITS OF CLASS A LIMITED PARTNER

   INTEREST OUTSTANDING                                                                         54,027                54,027
                                                                                     -----------------      ----------------
                                                                                     -----------------      ----------------




                     The accompanying notes are an integral
                       part of these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


                                                                      CLASS A               CLASS B
                                                 GENERAL              LIMITED               LIMITED
                                                PARTNERS             PARTNERS               PARTNER                TOTAL
                                            ----------------     ----------------      ----------------     ----------------

Balance, January 1, 1999                    $        661,502     $     11,265,748      $      1,610,256     $     13,537,506
Net income                                            25,953              473,450                19,655              519,058
Distributions declared to partners                   (86,843)          (1,485,742)             (164,268)          (1,736,853)
                                            ----------------     ----------------      ----------------     ----------------


Balance, June 30, 1999                      $        600,612     $     10,253,456      $      1,465,643     $     12,319,711
                                            ----------------     ----------------      ----------------     ----------------
                                            ----------------     ----------------      ----------------     ----------------


Balance, January 1, 1998                    $        799,215     $     13,555,240      $      1,937,327     $     16,291,782
Net income                                            18,331              346,723                 1,551              366,605
Distributions declared to partners                   (86,843)          (1,485,742)             (164,268)          (1,736,853)
                                            ----------------     ----------------      ----------------     ----------------


Balance, June 30, 1998                      $        730,703     $     12,416,221      $      1,774,610     $     14,921,534
                                            ----------------     ----------------      ----------------     ----------------
                                            ----------------     ----------------      ----------------     ----------------




                     The accompanying notes are an integral
                       part of these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                            STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


                                                                                               1999                1998
                                                                                        ----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                         $        519,058    $        366,605
     Adjustments to reconcile net income to net cash
       from operating activities:
         Depreciation                                                                          1,594,261           2,426,883
         Loss on sale of equipment                                                               275,473              12,020
     Change in assets and liabilities:
         Rents and other receivables                                                             181,145             315,033
         Accounts payable and accrued liabilities                                                 (5,000)            (69,942)
         Payable to affiliates                                                                     2,828              28,850
         Deferred rental income                                                                   49,037              54,416
                                                                                        ----------------    ----------------

             Net cash from operating activities                                                2,616,802           3,133,865
                                                                                        ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                                                      (1,908,215)         (3,613,493)
   Proceeds from equipment sales                                                                 501,948             445,585
                                                                                        ----------------    ----------------

            Net cash used in investing activities                                             (1,406,267)         (3,167,908)
                                                                                        ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions paid to partners                                                             (1,737,393)         (1,736,853)
                                                                                        ----------------    ----------------

            Net cash used in financing activities                                             (1,737,393)         (1,736,853)
                                                                                        ----------------    ----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                       (526,858)         (1,770,896)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               3,629,653           4,215,247
                                                                                        ----------------    ----------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $      3,102,795    $      2,444,351
                                                                                        ----------------    ----------------
                                                                                        ----------------    ----------------




                     The accompanying notes are an integral
                       part of these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1999
                                   (UNAUDITED)

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1999 and December 31, 1998 and results of operations for the three and six month periods ended June 30, 1999 and 1998 have been made and are reflected.


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

     ACQUISITION FEE The Managing General Partner, or its affiliates, receives or is entitled to receive a fee equal to (i) 2.25% of the purchase price of equipment purchased with net offering proceeds from the sale of Units, and (ii) 3% of the purchase price of equipment purchased with reinvested Partnership cash flow as compensation for evaluating, selecting, negotiating and consummating the acquisition of the equipment. Acquisition fees of $55,579 were earned by the Managing General Partner during the quarter and six months ended June 30, 1999.

                        PW PREFERRED YIELD FUND II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (CONTINUED)


     MANAGEMENT FEES The General Partners are entitled to receive a monthly fee in an amount equal to 2% of gross rentals for Full Payout Leases, as defined in the Partnership Agreement and 5% of gross rentals for other leases (payable 66.67% to the Managing General Partner and 33.33% to the Administrative General Partner) as compensation for services rendered in connection with the management of the equipment. Management fees of $51,302 and $103,673 were earned by the General Partners during the quarter and six months ended June 30, 1999. Effective July 1, 1998, the Managing General Partner agreed to perform certain administrative functions on behalf of the Partnership that previously had been performed by the Administrative General Partner. For these services, the Administrative General Partner pays the Managing General Partner an amount equivalent to the fees otherwise due to the Administrative General Partner.

     DISPOSITION FEES The General Partners, or their affiliates, were entitled to receive a subordinated disposition fee in an amount equal to the lesser of
(i) 50% of the fee that would be charged by an unaffiliated party, or (ii) 3% of the gross contract price relating to each sale of equipment (payable 50% to the Managing General Partner or its affiliates and 50% to the Administrative General Partner) as compensation for negotiating and consummating sales of equipment. During the fourth quarter of 1998, the Partnership reversed previously accrued subordinated disposition fees because the General Partners concluded that it was no longer probable that these subordinated disposition fees would be paid. The Partnership has not accrued for subordinated disposition fees during 1999.

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

YEAR 2000 ISSUE

     The Year 2000 Issue generally refers to the capacity of computer programming logic to correctly identify the calendar year. Many companies utilize computer programs or hardware with date sensitive software or embedded chips that could interpret dates ending in "00" as the year 1900 rather than the year 2000. In certain cases, such errors could result in system failures or miscalculations that disrupt the operations of the affected businesses. The Partnership uses information systems provided by EFG and has no information systems of its own. EFG has adopted a plan to address the Year 2000 Issue that consists of four phases: assessment, remediation, testing, and implementation and has elected to utilize principally internal resources to perform all phases. EFG has completed substantially all of its Year 2000 project at an aggregate cost of less than $50,000, none of which was incurred by the Partnership. All costs incurred in connection with EFG's Year 2000 project have been expensed as incurred.

     EFG's primary information software was coded by a third party at the point of original design to use a four digit field to identify calendar year. All of the Partnership's lease billings, cash receipts and equipment remarketing processes are performed using this proprietary software. In addition, EFG has gathered information about the Year 2000 readiness of significant vendors and third party servicers and continues to monitor developments in this area. All of EFG's peripheral computer technologies, such as its network operating system and third-party software applications, including payroll, depreciation processing, and electronic banking, have been evaluated for potential programming changes and have required only minor modifications to function properly with respect to dates in the year 2000 and thereafter. EFG understands that each of its and the Partnership's significant vendors and third-party servicers are in the process, or have completed the process, of making their systems Year 2000 compliant. Substantially all parties queried have indicated that their systems are Year 2000 compliant.

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


LIQUIDITY AND CAPITAL RESOURCES

     The Partnership commenced its equipment reinvestment phase during 1993 by investing excess cash flows available after the payment of the distributions to the partners in additional equipment. As of June 30, 1999, equipment purchased pursuant to the reinvestment program, including acquisition fees and expenses, totaled $24,782,417. Additional equipment will be purchased pursuant to the reinvestment program which will end in either 1999 or 2000, at the General Partners' discretion.

     The Partnership invests working capital and cash flow from operations prior to its distribution to the partners or its reinvestment in additional equipment in short-term highly liquid investments. These investments are primarily short-term commercial paper issued by large domestic corporations. At June 30, 1999, the Partnership had approximately $3 million invested in commercial paper and a fund that invests in such instruments.

     Cash and cash equivalents decreased $526,858 from $3,629,653 at December 31, 1998 to $3,102,795 at June 30, 1999. This decrease primarily represents the amount by which cash generated by operating activities and equipment sales exceeded distributions to partners and cash used to purchase equipment.

     During the six months ended June 30, 1999, the Partnership declared distributions of cash flow received from operations in the amount of $1,736,853. All distributions to the Class A Limited Partners represented an annualized distribution rate of 11% of their contributed capital and all distributions to the Class B Limited Partner represented an annualized distribution rate of 10% of its contributed capital.

     Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. Based upon the amount of net income reported by the Partnership for accounting purposes, approximately 68% of the 11% cash distributions to the Class A Limited Partners for the six months ended June 30, 1999 constituted a return of capital. Additionally, since inception, approximately 74% of the Class A Limited Partner's 11% cash distributions constituted a return of capital. However, the total actual return on capital over a leasing partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized.

RESULTS OF OPERATIONS

     For the three and six months ended June 30, 1999, the Partnership recognized lease revenue of $1,221,249 and $2,465,386, respectively, compared to $1,253,489 and $2,927,476 for the same periods in 1998. The overall decrease in lease revenue from 1998 to 1999 was expected and resulted principally from primary lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

     During the three months ended June 30, 1999, the Partnership sold equipment having a net book value of $544,505 to existing lessees and third parties. These sales resulted in a net loss, for financial statement purposes, of $315,193 compared to a net loss in 1998 of $92,187 on equipment having a net book value of $212,318.

     During the six months ended June 30, 1999, the Partnership sold equipment having a net book value of $777,421 to existing lessees and third parties. These sales resulted in a net loss, for financial statement purposes, of $275,473 compared to a net loss in 1998 of $12,020 on equipment having a net book value of $457,605.

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

     Depreciation expense for the three and six months ended June 30, 1999 was $730,585 and $1,594,261, respectively, compared to $1,376,883 and $2,426,883, for the same periods in 1998. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Management fees were approximately 4.2% of lease revenue during both the three and six months ended June 30, 1999, respectively, compared to 4.5% and 4.2% of lease revenue for the same periods in 1998. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

     The General Partners, or their affiliates, were entitled to receive a subordinated disposition fee in an amount equal to the lesser of (i) 50% of the fee that would be charged by an unaffiliated party, or (ii) 3% of the gross contract price relating to each sale of equipment (payable 50% to the Managing General Partner or its affiliates and 50% to the Administrative General Partner) as compensation for negotiating and consummating sales of equipment. During the fourth quarter of 1998, the Partnership reversed previously accrued subordinated disposition fees because the General Partners concluded that it was no longer probable that these subordinated disposition fees would be paid. The Partnership has not accrued for subordinated disposition fees during 1999.

     General and administrative expenses consisted primarily of investor reporting expenses and transfer agent and audit fees.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      None.

         (b) The Partnership did not file any Forms 8-K during the second quarter of the fiscal year ending December 31, 1999.

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

                                    PW Preferred Yield Fund II, L.P.
                                    (Registrant)

                                    By:    General Equipment Management II, Inc.
                                           A General Partner

Date: August 6, 1999                By:    /s/ Carmine Fusco
                                           Carmine Fusco
                                           VICE PRESIDENT, SECRETARY,
                                           TREASURER AND CHIEF FINANCIAL
                                           AND ACCOUNTING OFFICER