Form 10-Q
period 1999-09-30
PAINEWEBBER PREFERRED YIELD FUND 2 LP
filed 1999-11-04
CIK 880297

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                        PW PREFERRED YIELD FUND II, L.P.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                        QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

                                                                                                                      Page
                                                                                                                      ----
PART I.           FINANCIAL INFORMATION

                  Item 1.           Financial Statements

                                    Balance Sheets - September 30, 1999 and December 31,
                                    1998 (unaudited)                                                                     3

                                    Statements of Income for the three months ended
                                    September 30, 1999 and 1998 (unaudited)                                              4

                                    Statements of Income for the nine months ended
                                    September 30, 1999 and 1998 (unaudited)                                              5

                                    Statements of Partners' Equity for the nine
                                    months ended September 30, 1999 and 1998 (unaudited)                                 6

                                    Statements of Cash Flows for the nine months
                                    ended September 30, 1999 and 1998 (unaudited)                                        7

                                    Notes to Financial Statements (unaudited)                                          8-9

                  Item 2.           Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations                                              10-13

PART II.          OTHER INFORMATION

                  Item 1.           Legal Proceedings                                                                   14

                  Item 5.           Other Information                                                                   14

                  Item 6.           Exhibits and Reports on Form 8-K                                                    14

                                    Signatures                                                                          15

PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                        PW PREFERRED YIELD FUND II, L.P.

                                 BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)



                                                                                          SEPTEMBER 30,     DECEMBER 31,
                                                                                              1999              1998
                                                                                       ----------------     ----------

                                                           ASSETS

Cash and cash equivalents                                                              $      1,547,448     $     3,629,653
Rents and other receivables, net of allowance for
   doubtful accounts of $47,000                                                                 719,373             558,579
Equipment at cost, net of accumulated depreciation of
   $12,805,559 and $18,645,275 at September 30, 1999 and
   December 31, 1998, respectively                                                           10,266,440           9,863,976
                                                                                       ----------------     ---------------

              Total Assets                                                             $     12,533,261     $    14,052,208
                                                                                       ----------------     ---------------
                                                                                       ----------------     ---------------




                                              LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
   Accounts payable and accrued liabilities                                            $         45,450     $        32,500
   Payable to affiliates                                                                        106,893             109,562
   Deferred rental income                                                                       113,948              53,855
   Distributions payable to partners                                                            318,735             318,785
                                                                                       ----------------     ---------------

      Total Liabilities                                                                         585,026             514,702
                                                                                       ----------------     ---------------


PARTNERS' EQUITY:
   General Partners                                                                             582,038             661,502
   Limited Partners:
     Class A (54,027 Units outstanding)                                                       9,944,667          11,265,748
     Class B                                                                                  1,421,530           1,610,256
                                                                                       ----------------     ---------------

       Total Partners' Equity                                                                11,948,235          13,537,506
                                                                                       ----------------     ---------------

              Total Liabilities and Partners' Equity                                   $     12,533,261     $    14,052,208
                                                                                       ----------------     ---------------
                                                                                       ----------------     ---------------


                 The accompanying notes are an integral part of
                           these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                              STATEMENTS OF INCOME

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


                                                                                            1999                   1998
                                                                                     -----------------      -----------
REVENUE:
    Lease revenue                                                                    $       1,174,822      $      1,554,843
    Gain (loss) on sale of equipment                                                           287,952                (6,053)
    Interest income                                                                             15,436                35,217
                                                                                     -----------------      ----------------

         Total Revenue                                                                       1,478,210             1,584,007
                                                                                     -----------------      ----------------

EXPENSES:
    Depreciation                                                                               849,706             1,239,939
    Management fees (Note 2)                                                                    48,650                63,782
    Subordinated disposition fees (Note 2)                                                          --                 1,465
    General and administrative                                                                  82,905                38,821
                                                                                     -----------------      ----------------

         Total Expenses                                                                        981,261             1,344,007
                                                                                     -----------------      ----------------

NET INCOME                                                                           $         496,949      $        240,000
                                                                                     -----------------      ----------------
                                                                                     -----------------      ----------------
NET INCOME ALLOCATED:
   To the General Partners                                                           $          24,846      $         11,999
   To the Class A Limited Partners                                                             434,082               220,493
   To the Class B Limited Partner                                                               38,021                 7,508
                                                                                     -----------------      ----------------

                                                                                     $         496,949      $        240,000
                                                                                     -----------------      ----------------
                                                                                     -----------------      ----------------
NET INCOME PER WEIGHTED AVERAGE
   NUMBER OF UNITS OF CLASS A LIMITED
   PARTNER INTEREST OUTSTANDING                                                      $            8.03      $           4.08
                                                                                     -----------------      ----------------
                                                                                     -----------------      ----------------
WEIGHTED AVERAGE NUMBER OF
   UNITS OF CLASS A LIMITED PARTNER
   INTEREST OUTSTANDING                                                                         54,027                54,027
                                                                                     -----------------      ----------------
                                                                                     -----------------      ----------------


                 The accompanying notes are an integral part of
                           these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                              STATEMENTS OF INCOME

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


                                                                                            1999                   1998
                                                                                     -----------------      -----------
REVENUE:
    Lease revenue                                                                    $       3,640,208      $      4,482,319
    Gain (loss) on sale of equipment                                                            12,479               (18,073)
    Interest income                                                                             91,727               117,211
                                                                                     -----------------      ----------------

         Total Revenue                                                                       3,744,414             4,581,457
                                                                                     -----------------      ----------------

EXPENSES:
    Depreciation                                                                             2,443,967             3,666,822
    Management fees (Note 2)                                                                   152,323               188,131
    Subordinated disposition fees (Note 2)                                                          --                14,833
    General and administrative                                                                 132,117               105,066
                                                                                     -----------------      ----------------

         Total Expenses                                                                      2,728,407             3,974,852
                                                                                     -----------------      ----------------

NET INCOME                                                                           $       1,016,007      $        606,605
                                                                                     -----------------      ----------------
                                                                                     -----------------      ----------------
NET INCOME ALLOCATED:
   To the General Partners                                                           $          50,799      $         30,330
   To the Class A Limited Partners                                                             907,532               567,216
   To the Class B Limited Partner                                                               57,676                 9,059
                                                                                     -----------------      ----------------

                                                                                     $       1,016,007      $        606,605
                                                                                     -----------------      ----------------
                                                                                     -----------------      ----------------
NET INCOME PER WEIGHTED AVERAGE
   NUMBER OF UNITS OF CLASS A LIMITED
   PARTNER INTEREST OUTSTANDING                                                      $           16.80      $          10.50
                                                                                     -----------------      ----------------
                                                                                     -----------------      ----------------
WEIGHTED AVERAGE NUMBER OF
   UNITS OF CLASS A LIMITED PARTNER
   INTEREST OUTSTANDING                                                                         54,027                54,027
                                                                                     -----------------      ----------------
                                                                                     -----------------      ----------------


                 The accompanying notes are an integral part of
                           these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)




                                                                      CLASS A               CLASS B
                                                 GENERAL              LIMITED               LIMITED
                                                PARTNERS             PARTNERS               PARTNER                TOTAL
                                            ----------------     ----------------      ----------------     ----------------

Balance, January 1, 1999                    $        661,502     $     11,265,748      $      1,610,256     $     13,537,506
Net income                                            50,799              907,532                57,676            1,016,007
Distributions declared to partners                  (130,263)          (2,228,613)             (246,402)          (2,605,278)
                                            ----------------     ----------------      ----------------     ----------------

Balance, September 30, 1999                 $        582,038     $      9,944,667      $      1,421,530     $     11,948,235
                                            ----------------     ----------------      ----------------     ----------------
                                            ----------------     ----------------      ----------------     ----------------

Balance, January 1, 1998                    $        799,215     $     13,555,240      $      1,937,327     $     16,291,782
Net income                                            30,330              567,216                 9,059              606,605
Distributions declared to partners                  (130,263)          (2,228,613)             (246,402)          (2,605,278)
                                            ----------------     ----------------      ----------------     ----------------

Balance, September 30, 1998                 $        699,282     $     11,893,843      $      1,699,984     $     14,293,109
                                            ----------------     ----------------      ----------------     ----------------
                                            ----------------     ----------------      ----------------     ----------------



                 The accompanying notes are an integral part of
                           these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


                                                                                               1999                1998
                                                                                        ----------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                         $      1,016,007    $        606,605
     Adjustments to reconcile net income to net cash
       from operating activities:
         Depreciation                                                                          2,443,967           3,666,822
         (Gain ) loss on sale of equipment                                                       (12,479)             18,073
     Change in assets and liabilities:
         Rents and other receivables                                                            (160,794)            562,306
         Accounts payable and accrued liabilities                                                 12,950             (78,307)
         Payable to affiliates                                                                    (2,669)             19,195
         Deferred rental income                                                                   60,093              14,701
                                                                                        ----------------    ----------------

             Net cash from operating activities                                                3,357,075           4,809,395
                                                                                        ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                                                      (3,783,732)         (4,160,388)
   Proceeds from equipment sales                                                                 949,780             494,437
                                                                                        ----------------    ----------------

            Net cash used in investing activities                                             (2,833,952)         (3,665,951)
                                                                                        ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions paid to partners                                                             (2,605,328)         (2,605,278)
                                                                                        ----------------    ----------------

            Net cash used in financing activities                                             (2,605,328)         (2,605,278)
                                                                                        ----------------    ----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     (2,082,205)         (1,461,834)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               3,629,653           4,215,247
                                                                                        ----------------    ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $      1,547,448    $      2,753,413
                                                                                        ----------------    ----------------
                                                                                        ----------------    ----------------




                 The accompanying notes are an integral part of
                           these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

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

         In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1999 and December 31, 1998 and results of operations for the three and nine month periods ended September 30, 1999 and 1998 have been made and are reflected.


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

         ACQUISITION FEE The Managing General Partner, or its affiliates, receives or is entitled to receive a fee equal to (i) 2.25% of the purchase price of equipment purchased with net offering proceeds from the sale of Units, and (ii) 3% of the purchase price of equipment purchased with reinvested Partnership cash flow as compensation for evaluating, selecting, negotiating and consummating the acquisition of the equipment. Acquisition fees of $54,627 and $110,206 were earned by the Managing General Partner during the quarter and nine months ended September 30, 1999.

                        PW PREFERRED YIELD FUND II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (CONTINUED)


         MANAGEMENT FEES The General Partners are entitled to receive a monthly fee in an amount equal to 2% of gross rentals for Full Payout Leases, as defined in the Partnership Agreement and 5% of gross rentals for other leases (payable 66.67% to the Managing General Partner and 33.33% to the Administrative General Partner) as compensation for services rendered in connection with the management of the equipment. Management fees of $48,650 and $152,323 were earned by the General Partners during the quarter and nine months ended September 30, 1999. Effective July 1, 1998, the Managing General Partner agreed to perform certain administrative functions on behalf of the Partnership that previously had been performed by the Administrative General Partner. For these services, the Administrative General Partner pays the Managing General Partner an amount equivalent to the fees otherwise due the Administrative General Partner.

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


LIQUIDITY AND CAPITAL RESOURCES

     The Partnership commenced its equipment reinvestment phase during 1993 by investing excess cash flows available after the payment of the distributions to the partners in additional equipment. As of September 30, 1999, equipment purchased pursuant to the reinvestment program, including acquisition fees and expenses, totaled $26,657,934. Additional equipment will be purchased pursuant to the reinvestment program which will end in either 1999 or 2000, at the General Partners' discretion.

     The Partnership invests working capital and cash flow from operations prior to its distribution to the partners or its reinvestment in additional equipment in short-term highly liquid investments. These investments are primarily short-term commercial paper issued by large domestic corporations. At September 30, 1999, the Partnership had approximately $1.1 million invested in commercial paper and a fund that invests in similar instruments.

     Cash and cash equivalents decreased $2,082,205 from $3,629,653 at December 31, 1998 to $1,547,448 at September 30, 1999. This decrease primarily represents the amount by which distributions to partners and cash used to purchase equipment exceeded cash generated by operating activities and equipment sales.

     During the nine months ended September 30, 1999, the Partnership declared distributions of cash flow received from operations in the amount of $2,605,278. All distributions to the Class A Limited Partners represented an annualized distribution rate of 11% of their contributed capital and all distributions to the Class B Limited Partner represented an annualized distribution rate of 10% of its contributed capital.

     Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. Based upon the amount of net income reported by the Partnership for accounting purposes, approximately 59% of the 11% cash distributions to the Class A Limited Partners for the nine months ended September 30, 1999 constituted a return of capital. Additionally, since inception, approximately 73% of the Class A Limited Partner's 11% cash distributions constituted a return of capital. However, the total actual return on capital over a leasing partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized.

RESULTS OF OPERATIONS

     For the three and nine months ended September 30, 1999, the Partnership recognized lease revenue of $1,174,822 and $3,640,208, respectively, compared to $1,554,843 and $4,482,319 for the same periods in 1998. The overall decrease in lease revenue from 1998 to 1999 was expected and resulted principally from primary lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

     During the three months ended September 30, 1999, the Partnership sold equipment having a net book value of $159,880 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $287,952 compared to a net loss in 1998 of $6,053 on equipment having a net book value of $54,905.

     During the nine months ended September 30, 1999, the Partnership sold equipment having a net book value of $937,301 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $12,479 compared to a net loss in 1998 of $18,073 on equipment having a net book value of $512,510.

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

     Depreciation expense for the three and nine months ended September 30, 1999 was $849,706 and $2,443,967, respectively, compared to $1,239,939 and $3,666,822, for the same periods in 1998. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Management fees were approximately 4.1% and 4.2% of lease revenue during the three and nine months ended September 30, 1999, respectively, compared to 4.1% and 4.2% of lease revenue for the same periods in 1998. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

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

         None.


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      None.

         (b) The Partnership did not file any Forms 8-K during the third quarter of the fiscal year ending December 31, 1999.

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

                                      PW Preferred Yield Fund II, L.P.
                                      (Registrant)

                                      By:  General Equipment Management II, Inc.
                                           A General Partner

Date: November 4, 1999                By:  /s/ Carmine Fusco
                                           Carmine Fusco
                                           VICE PRESIDENT, SECRETARY,
                                           TREASURER AND CHIEF FINANCIAL
                                           AND ACCOUNTING OFFICER