Form 10-K
period 1999-12-31
PAINEWEBBER PREFERRED YIELD FUND 2 LP
filed 2000-03-30
CIK 880297

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1999

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

                        PW Preferred Yield Fund II, L.P.
                           Annual Report on Form 10-K
                       for theYear Ended December 31, 1999

                                Table of Contents

                                                                            Page
                                                                            ----
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

      During the reinvestment period (which will end in 2000) distributable cash flows in excess of current distributions to the Class A Limited Partners at an annualized distribution rate of 11% of their contributed capital, to the Class B Limited Partner at an annualized distribution rate of 10% of its contributed capital and to the General Partners, if any, will be reinvested in additional leased equipment. See Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations." Upon the termination of the reinvestment period, all available cash flows will be distributed to the partners.

      The Partnership's principal investment objectives are:

            (i) to generate current cash distributions to the Class A Limited Partners from lease revenues (a substantial portion of which will constitute a return of capital);

            (ii)  to preserve and protect Partnership capital; and

            (iii) to generate additional cash distributions after the end of the reinvestment period (which will end in 2000) from sales of equipment.

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

Equipment Portfolio

      The following table describes the Partnership's equipment portfolio as of December 31, 1999:

     Equipment Type                                 Original Cost
     --------------                                 -------------

Materials Handling                                   $12,495,215
Construction and Mining                                2,400,680
Retail Store Fixtures                                  1,990,820
Manufacturing                                          1,979,902
Computers & Periphals                                    941,032
Furniture & Fixtures                                     892,602
General Purpose Plant/Warehouse                          658,128
Communications                                           640,532
Research & Test                                          380,296
Trailers and Intermodal Containers                        96,452
Photocopying                                              67,259
                                                     -----------

                                                     $22,542,918
                                                     ===========

      The above summary includes equipment held for sale or re-lease with a cost of approximately $593,000 at December 31, 1999.

Significant Lessees

      The Partnership leases its equipment to a significant number of lessees. Revenue from major individual lessees which accounted for 10% or more of lease revenue during 1999 is as follows:

   Chrysler Corporation                                                18%
   General Motors Corporation                                          11%

      The Partnership is not dependent on any one lessee for future business. The Managing General Partner believes that alternative lessees are available in the event current lessees decide no longer to do business with EFG or the Partnership. As part of its investment objectives, the Partnership intends to continue to diversify its equipment portfolio.

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

      As of March 1, 2000, the number of Limited Partners was approximately
1,270.

      Total distributions declared to partners for 1999 and 1998 were as follows:

                                                    1999           1998
                                                ------------   ------------

   Class A Limited Partners                     $  2,971,485   $  2,971,485
   Class B Limited Partner                           328,536        328,536
   General Partners                                  173,685        173,685
                                                ------------   ------------

                                                $  3,473,706   $  3,473,706
                                                ============   ============

      Distributions may be characterized for tax, financial reporting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. Based upon the amount of net income reported by the Partnership for financial reporting purposes, approximately 52% and 77%, respectively, of the cash distributions to the Class A Limited Partners for the years ended December 31, 1999 and 1998 constituted a return of capital. Additionally, since inception, approximately 71% of the cash distributions to the Class A Limited Partners constituted a return of capital. However, the total actual return on capital over a leasing partnership's life can only be determined at the termination of the partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized.


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

      For each of the five years in the period ended December 31, 1999:

                            1999         1998          1997        1996         1995
                        -----------  -----------   ----------  ----------   --------

Total Revenue           $ 5,215,238  $ 6,234,782   $7,907,694  $7,536,793   $8,271,776
Net Income                1,606,406      719,430    2,037,965     979,886      683,531
Net income per
  Class A Limited
  Partnership Unit            26.27        12.62        28.65       10.52         3.31
Total Assets             12,235,296   14,052,208   17,072,655  18,597,031   21,067,151
Total Partners' Equity   11,670,206   13,537,506   16,291,782  17,727,523   20,221,343
Distributions Declared
  to Partners             3,473,706    3,473,706    3,473,706   3,473,706    3,473,706

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

Year 2000 Issue

      The Partnership uses information systems provided by EFG and has no information systems of its own. EFG completed all Year 2000 readiness work prior to December 31, 1999 and did not experience any significant problems. Additionally, EFG is not aware of any outside customer or vendor that experienced a Year 2000 issue that would have a material effect on the Partnership's results of operations, liquidity, or financial position. However, EFG has no means of ensuring that all customers, vendors and third-party servicers have conformed to Year 2000 standards. The effect of this risk to the Partnership is not determinable.

Liquidity and Capital Resources

      The Partnership commenced its equipment reinvestment phase during 1993 by investing excess cash flows available after the payment of the distributions to the partners in additional equipment. As of December 31, 1999, equipment purchased pursuant to the reinvestment program, including acquisition fees and expenses, totaled $27,016,341. Additional equipment will be purchased pursuant to the reinvestment program which will end in 2000.

      The Partnership invests working capital and cash flow from operations prior to its distribution to the partners or its reinvestment in additional equipment in short-term highly liquid investments. These investments are primarily short-term commercial paper issued by large domestic corporations. At December 31, 1999, the Partnership had approximately $698,000 invested in commercial paper and a fund that invests in similar instruments.

      Cash and cash equivalents decreased $1,703,572 from $3,629,653 at December 31, 1998 to $1,926,081 at December 31, 1999. This decrease primarily represents the amount by which distributions to partners and cash used to purchase equipment exceeded cash generated by operating activities and equipment sales.

      During the year ended December 31, 1999, the Partnership declared distributions of cash flow received from operations in the amount of $3,473,706. All distributions to the Class A Limited Partners represented an annualized distribution rate of 11% of their contributed capital and all distributions to the Class B Limited Partner represented an annualized distribution rate of 10% of its contributed capital.

      Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. Based upon the amount of net income reported by the Partnership for accounting purposes, approximately 52% of the 11% cash distributions to the Class A Limited Partners for the year ended December 31, 1999 constituted a return of capital. Additionally, since inception, approximately 71% of the Class A Limited Partner's 11% cash distributions constituted a return of capital. However, the total actual return on capital over a leasing partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized.

Results of Operations

      For the year ended December 31, 1999, the Partnership recognized lease revenue of $4,767,855, compared to $5,991,987 and $7,696,293 for the years ended December 31, 1998 and 1997, respectively. The overall decrease in lease revenue from 1997 to 1999 was expected and resulted principally from primary lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

      During 1999, the Partnership sold equipment having a net book value of $941,987 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $346,023 compared to a net loss in 1998 of $70,529 on equipment having a net book value of $1,057,649 and a net gain in 1997 of $72,408 on equipment having a net book value of $1,907,412.

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

      Depreciation and amortization expense was $3,257,913, $5,120,090 and $4,425,716 for the years ended December 31, 1999, 1998 and 1997, respectively. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

      In 1998, the Partnership changed its estimates of end-of-lease residual values to reflect anticipated deterioration in market value for the Partnership's equipment over the remainder of their primary lease terms. This change in estimate increased depreciation expense and reduced net income by $1,300,000 ($20.00 per Class A Limited Partner) in 1998.

      The Partnership recorded a write-down of the carrying value of certain equipment, representing an impairment, during the year ended December 31, 1997. The resulting charge, $875,000 was based on a comparison of the estimated net realizable value and corresponding carrying value for the Partnership's equipment.

      Management fees were approximately 4.2%, 4.2% and 4.1% of lease revenue during the years ended December 31, 1999, 1998 and 1997, respectively. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

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

ITEM 8. FINANCIAL STATEMENTS

                        PW PREFERRED YIELD FUND II, L.P.

List of Financial Statements

                                                                       Page
                                                                       ----

Reports of Independent Auditors                                           9

Balance Sheets - December 31, 1999 and 1998                              11

Statements of Income
for the Years ended December 31, 1999 and 1998 and 1997                  12

Statements of Partners' Equity
for the Years ended December 31, 1999 and 1998 and 1997                  13

Statements of Cash Flows
for the Years ended December 31, 1999 and 1998 and 1997                  14

Notes to Financial Statements                                            15


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

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------

To the Partners of PW Preferred Yield Fund II, L.P.:

      We have audited the accompanying balance sheets of PW Preferred Yield Fund II, L.P. as of December 31, 1999 and 1998, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PW Preferred Yield Fund II, L.P. at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


                                                               ERNST & YOUNG LLP


Boston, Massachusetts
March 13, 2000

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------

To the Partners of PW Preferred Yield Fund II, L.P.:

      In our opinion, the statements of income, of cash flows and of changes in partners' equity for the year ended December 31, 1997 present fairly, in all material respects, the results of operations and cash flows of PW Preferred Yield Fund II, L.P. for the year ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

      We have not audited the financial statements of the Partnership for any period subsequent to December 31, 1997.


                                                      PricewaterhouseCoopers LLP


New York, New York
March 25, 1998

                        PW PREFERRED YIELD FUND II, L.P.

                                 BALANCE SHEETS
                           DECEMBER 31, 1999 and 1998

                                                               1999          1998
                                                           -----------    ----------
ASSETS
------

Cash and cash equivalents                               $  1,926,081   $  3,629,653

Rents and other receivables, net of allowance for
   doubtful accounts of $47,000 at December 31, 1999
   and 1998                                                  503,000        558,579

Equipment at cost, net of accumulated depreciation
  of $12,736,703 and $18,645,275 at December 31, 1999
   and 1998, respectively                                  9,806,215      9,863,976
                                                        ------------   ------------

    Total Assets                                        $ 12,235,296   $ 14,052,208
                                                        ============   ============

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued liabilities                $     54,100   $     32,500
Payable to affiliates                                        103,043        109,562
Deferred rental income                                        89,162         53,855
Distributions payable to partners                            318,785        318,785
                                                        ------------   ------------

    Total Liabilities                                        565,090        514,702
                                                        ------------   ------------

Partners' Equity:
  General Partners                                           568,137        661,502
  Limited Partners:
   Class A (54,027 Units outstanding)                      9,713,555     11,265,748
   Class B                                                 1,388,514      1,610,256
                                                        ------------   ------------

    Total Partners' Equity                                11,670,206     13,537,506
                                                        ------------   ------------

    Total and Liabilities and Partners' Equity          $ 12,235,296   $ 14,052,208
                                                        ============   ============

              The accompanying notes are an integral part of these
                              financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                              STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                            1999            1998           1997
                                       ------------    ------------   ------------
Revenue:

   Lease revenue                       $  4,767,855   $  5,991,987    $  7,696,293
   Gain (loss) on sale of equipment         346,023        (70,529)         72,408
   Interest income                          101,360        158,354         138,993
   Other Income                                  --        154,970              --
                                       ------------   ------------    ------------

    Total Revenue                         5,215,238      6,234,782       7,907,694
                                       ------------   ------------    ------------

Expenses:

   Depreciation and amortization          3,257,913      5,120,090       4,425,716
   Write-down of equipment                       --             --         875,000
   Provision for bad debts                       --             --          75,000
   Management fees                          199,059        251,216         318,172
   Subordinated disposition fees                 --             --          59,395
   General and administrative               151,860        144,046         116,446
                                       ------------   ------------    ------------

    Total Expenses                        3,608,832      5,515,352       5,869,729
                                       ------------   ------------    ------------

Net Income                             $  1,606,406   $    719,430    $  2,037,965
                                       ============   ============    ============

Net Income Allocated:
  To the General Partners              $     80,320   $     35,972    $    319,818
  To the Class A Limited Partners         1,419,292        681,993       1,547,819
  To the Class B Limited Partner            106,794          1,465         170,328
                                       ------------   ------------    ------------

                                       $  1,606,406   $    719,430    $  2,037,965
                                       ============   ============    ============

Net Income per Weighted Average
  Number of Units of Class A Limited
  Partner Interests Outstanding        $      26.27   $      12.62    $      28.65
                                       ============   ============    ============

Weighted Average Number of
  Units of Class A Limited Partner
  Interests Outstanding                      54,027         54,027          54,027
                                       ============   ============    ============

              The accompanying notes are an integral part of these
                              financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                        Class A         Class B
                                         General        Limited         Limited
                                         Partners       Partners        Partner         Total
                                      ------------    ------------    ------------    ------------

Balance, December 31, 1996            $    653,082    $ 14,978,906    $  2,095,535    $ 17,727,523

Net income                                 319,818       1,547,819         170,328       2,037,965

Distributions declared to partners        (173,685)     (2,971,485)       (328,536)     (3,473,706)
                                      ------------    ------------    ------------    ------------

Balance, December 31, 1997                 799,215      13,555,240       1,937,327      16,291,782

Net income                                  35,972         681,993           1,465         719,430

Distributions declared to partners        (173,685)     (2,971,485)       (328,536)     (3,473,706)
                                      ------------    ------------    ------------    ------------

Balance, December 31, 1998                 661,502      11,265,748       1,610,256      13,537,506

Net income                                  80,320       1,419,292         106,794       1,606,406

Distributions declared to partners        (173,685)     (2,971,485)       (328,536)     (3,473,706)
                                      ------------    ------------    ------------    ------------

Balance, December 31, 1999            $    568,137    $  9,713,555    $  1,388,514    $ 11,670,206
                                      ============    ============    ============    ============

              The accompanying notes are an integral part of these
                              financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                   1999          1998         1997
                                               -----------   -----------  -----------
Cash Flows From Operating Activities:
Net income                                     $ 1,606,406   $   719,430  $ 2,037,965

Adjustments to reconcile net income to net
cash provided by operating activities:
   Depreciation and amortization                 3,257,913     5,120,090    4,425,716
   Write-down of equipment                              --            --      875,000
   (Recovery of) provision for bad debts                --       (53,000)      75,000
   (Gain) loss on sale of equipment               (346,023)       70,529      (72,408)

Change in assets and liabilities:
   Rents and other receivables                      55,579       452,930      154,153
   Accounts payable and accrued liabilities         21,600       (87,877)      (8,904)
   Payable to affiliates                            (6,519)     (159,920)       8,486
   Deferred rental income                           35,307        (9,636)     (62,009)
   Other assets                                         --        17,572           --
                                               -----------   -----------  -----------

        Net cash provided by operating
        activities                               4,624,263     6,070,118    7,432,999
                                               -----------   -----------  -----------

Cash Flows From Investing Activities:
   Purchase of equipment                        (4,142,139)   (4,160,388)  (4,210,206)
   Proceeds from equipment sales                 1,288,010       987,120    1,967,567
                                               -----------   -----------  -----------

        Net cash used in investing activities   (2,854,129)   (3,173,268)  (2,242,639)
                                               -----------   -----------  -----------

Cash Flows From Financing Activities:
   Distributions paid to partners               (3,473,706)   (3,482,444)  (3,499,914)
                                               -----------   -----------  -----------

        Net cash used in financing activities   (3,473,706)   (3,482,444)  (3,499,914)
                                               -----------   -----------  -----------

Net (Decrease) Increase in Cash And Cash
Equivalents                                     (1,703,572)     (585,594)   1,690,446

Cash and Cash Equivalents at Beginning of Year   3,629,653     4,215,247    2,524,801
                                               -----------   -----------  -----------
Cash and Cash Equivalents at End of Year       $ 1,926,081   $ 3,629,653  $ 4,215,247
                                               ===========   ===========  ===========

Distributions Declared but Unpaid              $   318,785   $   318,785  $   327,523
                                               ===========   ===========  ===========

              The accompanying notes are an integral part of these
                              financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

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

      Pembroke Financial Limited Partnership, a Massachusetts limited partnership (the "Managing General Partner") and General Equipment Management II, Inc., a Delaware corporation (the "Administrative General Partner") are the General Partners of the Partnership. The Managing General Partner is affiliated with Equis Financial Group Limited Partnership ("EFG"), a Massachusetts limited partnership, formerly American Finance Group ("AFG"), which acts as Equipment Manager for the Partnership. The Administrative General Partner is a wholly-owned subsidiary of Paine Webber Group Inc. PYB Limited Partnership, a Massachusetts limited partnership, is the Class B Limited Partner ("Class B Limited Partner"). EFG acquired all of the equity ownership interest in PYB Limited Partnership as of November 1, 1993.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Statement of Cash Flows

      The Partnership considers liquid investment instruments purchased with a maturity of three months or less to be cash equivalents. The Partnership invests working capital and cash flows from operations, prior to distribution to partners or their reinvestment in additional equipment, in short-term highly liquid investments. At December 31,

1999, the Partnership had approximately $698,000 invested in commercial paper and a fund that invests in similar instruments.

Revenue Recognition

      Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $8,311,675 are due as follows:

     For the year ending December 31, 2000    $  3,162,745
                                      2001       2,746,524
                                      2002       1,405,709
                                      2003         629,116
                                      2004         343,704
                                 Therafter          23,877
                                              ------------

                                     Total    $  8,311,675
                                              ============

      Revenue from major individual lessees which accounted for 10% or more of lease revenue during the years ended December 31, 1999, 1998 and 1997 is as follows:

                                            Percentage of Lease Revenue
                                    -------------------------------------------
                                        1999             1998            1997
                                    ------------     ------------    -----------

Chrysler Corporation                          18%             17%            13%
Collection Services, Inc.                     --              --             13%
American Telephone & Telegraph Co.            --              --             10%
General Motors Corporation                    11%             --             10%

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

      The ultimate realization of residual value for any type of equipment is dependent upon many factors, including the General Partners' ability to sell and re-lease equipment. Changing market conditions, industry trends, technological advances, and many other events can converge to enhance or detract from asset values at any given time. The General Partners attempt to monitor these changes in order to identify opportunities which may be advantageous to the Partnership and which will maximize total cash returns for each asset.

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

Reclassification

      Certain 1997 balances have been reclassified to conform to the 1999 presentation.

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

1.    During the reinvestment period (which will end in 2000):

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

4.    EQUIPMENT ON OPERATING LEASES

      The following is a summary of equipment owned by the Partnership at December 31, 1999 and 1998:

                                                   1999              1998
                                             --------------    --------------

   Industrial equipment                      $   20,894,095    $   24,512,792
   Business equipment                             1,648,823         3,996,459
                                             --------------    --------------
   Total equipment cost                          22,542,918        28,509,251

   Less: Accumulated depreciation               (12,736,703)      (18,645,275)
                                             --------------    --------------
   Equipment, net                            $    9,806,215    $    9,863,976
                                             ==============    ==============

      The above summary includes fully depreciated equipment held for sale or re-lease with a cost of approximately $593,000 at December 31, 1999 and equipment with a cost and net book value of approximately $759,000 and $45,000, respectively, at December 31, 1998. The General Partners are actively seeking the sale or re-lease of all such equipment not on lease.

      Industrial equipment includes materials handling (approximately 55%), construction and mining (approximately 11%), retail store fixtures (approximately 9%), furniture & fixtures (approximately 4%), general purpose plant/warehouse (approximately 3%), research & test (approximately 2%), trailers & intermodal containers (less than 1%) and manufacturing (approximately 9%), and business equipment includes computers and periphals (approximately 4%), communications (approximately 3%), and photocopying (less than 1%) at December 31, 1999 (all percentages are based upon total original equipment purchase price). Business equipment owned by the Partnership is limited to approximately 60% of the value of the Partnership's total equipment.

      In 1998, the Partnership changed its estimates of end-of-lease residual values to reflect anticipated deterioration in market value for the Partnership's equipment over the remainder of their primary lease terms. This change in estimate increased depreciation expense and reduced net income by $1,300,000 ($20.00 per Class A Limited Partner) in 1998.

5.    TRANSACTIONS WITH AFFILIATES

Acquisition of Equipment

      Pursuant to its investment objectives, the Partnership has acquired, on an all-cash basis, certain leased equipment from EFG, an affiliate of the Managing General Partner. The Partnership purchased equipment aggregating $4,142,139, $4,160,388 and $4,210,206 (including acquisition fees) during the 1999, 1998 and 1997, respectively.

Acquisition Fees

      The Managing General Partner, or its affiliates, receives or is entitled to receive a fee equal to (i) 2.25% of the purchase price of equipment purchased with net offering proceeds from the sale of Units, and (ii) 3% of the purchase price of equipment purchased with reinvested Partnership cash flow as compensation for evaluating, selecting, negotiating and consummating the acquisition of the equipment. The Managing General Partner, or its affiliates, earned acquisition fees of $120,645, $121,176 and $122,627 in 1999, 1998 and
1997, respectively.

Management Fees

      The General Partners are entitled to receive a monthly fee in an amount equal to 2% of gross rentals for Full Payout Leases, as defined in the Partnership Agreement and 5% of gross rentals for other leases (payable 66.67% to the Managing General Partner and 33.33% to the Administrative General Partner) as compensation for services rendered in connection with the management of the equipment. Management fees of $199,059, $251,216 and $318,172 were earned by the General Partners during 1999, 1998 and 1997, respectively. Effective July 1, 1998, the Managing General Partner agreed to perform certain administrative functions on behalf of the Partnership that previously had been performed by the Administrative General Partner. For these services, the Administrative General Partner pays the Managing General Partner an amount equivalent to the fees otherwise due the Administrative General Partner.

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

Accountable General and Administrative Expenses

      The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the Partnership's operations. There were no such reimbursable expenses during 1999.

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

6.    RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

      The following is a reconciliation of the net income as shown in the accompanying financial statements to the taxable income reported for federal income tax purposes:

                                                 1999          1998          1997
                                            ------------  ------------  ------------

Net income per financial statements         $  1,606,406  $    719,430  $  2,037,965
Increase (decrease) resulting from:
Writedowns                                            --            --       875,000
Provisions for bad debts                              --      (153,000)       75,000
Depreciation                                    (504,786)    1,085,016      (872,878)
Gain on sale of equipment and other             (153,954)       12,363       320,715
Deferred rental income                            35,307        (9,636)      (62,009)
Subordinated disposition fee payable                  --            --        59,394
Other                                             (4,675)      (20,887)       74,819
                                            ------------  ------------  ------------
Taxable income per federal income
  tax return                                $    978,298  $  1,633,286  $  2,508,006
                                            ============  ============  ============

      The following is a reconciliation of the Partnership's capital accounts as shown in the accompanying financial statements to the tax bases capital accounts:

                                                               1999           1998
                                                          ------------   ------------

Net assets per financial statements                       $ 11,670,206   $ 13,537,506
Increase (decrease) resulting from:
   Commisions and expenses paid in connection with the
     sale of Class A Limited Partner Units                   3,260,594      3,260,594
   Distributions payable to partners                           318,785        318,785
   Deferred rental income                                       89,162         53,855
   Accumulated depreciation                                   (921,068)    (1,108,040)
   Writedowns and allowance for doubtful accounts               47,000        892,711
   Other                                                            --          4,675
                                                          ------------   ------------
Tax bases of net assets                                   $ 14,464,679   $ 16,960,086
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

                     Pembroke Financial Limited Partnership
                 (a Massachusetts limited partnership, of which
            AFG Leasing VII Incorporated is the sole general partner)

     Name                                         Positions Held
     ----                                         --------------

Geoffrey A. MacDonald    Chairman and a member of the Executive Committee of EFG
                         and President and a Director of AFG Leasing VII
                         Incorporated

Gary D. Engle            President and Chief Executive Officer and member of the
                         Executive Committee of EFG and a Director of AFG Leasin
                         VII Incorporated

Gary M. Romano           Executive Vice President and Chief Operating Officer of
                         EFG and Clerk of AFG Leasing VII Incorporated


      Geoffrey A. McDonald, age 51, is a co-founder, member of the Executive Committee and Chairman of EFG. Mr. MacDonald served as co-founder, Director and Senior Vice President of EFG's predecessor corporation from 1980 to 1988. Mr. MacDonald is President and a Director of AFG Leasing VII Incorporated and President of American Finance Group Securities Corp. Prior to co-founding EFG's predecessor, Mr. MacDonald held various executive and management positions in the leasing and pharmaceutical industries. Mr. MacDonald holds an MBA from Boston College and a BA degree from the University of Massachusetts (Amherst).

      Gary D. Engle, age 51, is President, Chief Executive Officer and a member of the Executive Committee of EFG and a Director of AFG Leasing VII Incorporated. Mr. Engle joined EFG in 1990 as Executive Vice President and acquired control of EFG and its subsidiaries in December 1994. Mr. Engle is Vice President and a Director of certain of EFG's subsidiaries and affiliates. Mr. Engle is also Chairman, Chief Executive Officer, and a member of the Board of Directors of Semele Group, Inc. ("Semele"). From 1987 to 1990, Mr. Engle was a principal and co-founder of Cobb Partners Development, Inc., a real estate and mortgage banking company. From 1980 to 1987, Mr. Engle was Senior Vice President and Chief Financial Officer of Arvida Disney Company, a large-scale community development company owned by Walt Disney Company. Prior to 1980, Mr. Engle served in various management consulting and institutional brokerage capacities. Mr. Engle has an MBA from Harvard University and a BS degree from the University of Massachusetts (Amherst).

      Gary M. Romano, age 40, became Executive Vice President and Chief Operating Officer of EFG in April 1996 and is Secretary or Clerk of several of EFG's subsidiaries and affiliates, including Clerk of AFG Leasing VII Incorporated. Mr. Romano joined EFG in November 1989, became Vice President and Controller in April 1993 and Chief Financial Officer in April 1995. Mr. Romano is also Chief Financial Officer of Semele. Prior to joining EFG, Mr. Romano was Assistant Controller for a privately held real estate development and mortgage origination company that he joined in 1987. Previously, Mr. Romano was an Audit Manager at Ernst & Whinney (now Ernst & Young LLP), where he was employed from 1982 to 1986. Mr. Romano is a Certified Public Accountant and holds a B.S. degree from Boston College.

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

      Stephen R. Dyer, age 40, is President and a Director of the Administrative General Partner. He joined Paine Webber Incorporated in June 1988 as a Divisional Vice President and is currently a Senior Vice President and Director of Private Investments. Prior to joining Paine Webber Incorporated, Mr. Dyer had been employed, since June 1987, as an Assistant Vice President in the Retail National Products Group of L.F. Rothschild & Co. Incorporated. Prior to joining L.F. Rothschild, he was employed, beginning in January 1985, as an Associate in the Real Estate Department of Thomson McKinnon Securities Inc. From July 1981 to August 1983, Mr. Dyer was on the audit staff of the accounting firm of Arthur Young & Company. He received his Bachelor of Science degree in Accounting in 1981 from Boston College and a Masters of Business Administration from Indiana University in December 1984. Mr. Dyer is a Certified Public Accountant.

      Clifford B. Wattley, age 50, is a Vice President, Assistant Secretary and Director of the Administrative General Partner. Mr. Wattley is a Corporate Vice President with Paine Webber Incorporated, having joined the firm in 1986. He also was employed previously by Paine, Webber, Jackson & Curtis from 1979 to 1980. From 1986 to 1992, Mr. Wattley participated in Paine Webber's Principal Transactions Group. Mr. Wattley has been a member of the Private Investment Department since 1992. He holds a Bachelor of Science degree in engineering from Columbia University and a Masters in Business Administration from Harvard University.

      Carmine Fusco, age 31, is Vice President, Secretary, Treasurer and Chief Financial and Accounting Officer of the Administrative General Partner, he also serves as an Assistant Vice President within the Private Investments Department of PaineWebber Incorporated. Mr. Fusco was previously employed as a Financial Valuation Consultant in the Business Valuation Group of Deloitte & Touche, LLP from January 1997 to August 1998. He was employed as a Commodity Fund Analyst in the Managed Futures Department of Dean Witter Reynolds Incorporated, from October 1994 to November 1995. Prior to joining Dean Witter, Mr. Fusco was a Mutual Fund Accountant with the Bank of New York Company, Incorporated. He received his Bachelor of Science degree in Accounting and Finance in May 1991 from Rider University and a Master of Business Administration from Seton Hall University in June 1996.


ITEM 11. EXECUTIVE COMPENSATION

      No compensation was paid by the Partnership to the officers and directors of the General Partners. See Item 13 of this Report, "Certain Relationships and Related Transactions", which is incorporated herein by reference, for a description of the compensation and fees paid to the General Partners and their affiliates by the Partnership during 1999.

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

                        Administrative General Partner:

                              General Equipment Management II, Inc.
                              1200 Harbor Boulevard, 5th Floor
                              Weehawken, NJ 07087

                        Class B Limited Partner:

                              PYB Limited Partnership
                              88 Broad Street
                              Boston, MA 02110

            (b) No directors or officers of the Managing General Partner, the Administrative General Partner or the Class B Limited Partner owned any Units as of March 1, 2000.

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

Acquisition of Equipment

      Pursuant to its investment objectives, the Partnership has acquired, on an all-cash basis, certain leased equipment from EFG, an affiliate of the Managing General Partner. The Partnership purchased equipment aggregating $4,142,139, $4,160,388 and $4,210,206 (including acquisition fees) during the 1999, 1998 and 1997, respectively.

Acquisition Fees

      The Managing General Partner, or its affiliates, receives or is entitled to receive a fee equal to (i) 2.25% of the purchase price of equipment purchased with net offering proceeds from the sale of Units, and (ii) 3% of the purchase price of equipment purchased with reinvested Partnership cash flow as compensation for evaluating, selecting, negotiating and consummating the acquisition of the equipment. The Managing General Partner, or its affiliates, earned acquisition fees of $120,645, $121,176 and $122,627 in 1999, 1998 and
1997, respectively.

Management Fees

      The General Partners are entitled to receive a monthly fee in an amount equal to 2% of gross rentals for Full Payout Leases, as defined in the Partnership Agreement and 5% of gross rentals for other leases (payable 66.67% to the Managing General Partner and 33.33% to the Administrative General Partner) as compensation for services rendered in connection with the management of the equipment. Management fees of $199,059, $251,216 and $318,172 were earned by the General Partners during 1999, 1998 and 1997, respectively. Effective July 1, 1998, the Managing General Partner agreed to perform certain administrative functions on behalf of the Partnership that previously had been performed by the Administrative General Partner. For these services, the Administrative General Partner pays the Managing General Partner an amount equivalent to the fees otherwise due the Administrative General Partner.

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

Accountable General and Administrative Expenses

      The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the Partnership's operations. There were no such reimbursable expenses during 1999.

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

      (d)

            1. Financial Statements: (Incorporated by reference to Item 8 of this Report, "Financial Statements and Supplementary Data").

      (b)   None.

      (c)   Exhibits required to be filed.

        Exhibit No.           Description
        -----------           -----------

            4.1 Amended and Restated Agreement of Limited Partnership of P Preferred Yield Fund II, L.P., dated as of September 10 1992. Filed as Exhibit
                              4.1 to the Registrant's Annua Report on Form 10-K for the year ended December 31, 1992.*

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

Dated: March 30, 2000

                    PW Preferred Yield Fund II, L.P.

                    By: General Equipment Management II, Inc.
                        Administrative General Partner

                        By: /s/ STEPHEN R. DYER
                            Stephen R. Dyer
                            President and Director

                        By: /s/ CARMINE FUSCO
                            Carmine Fusco
                            Vice President, Secretary,
                            Treasurer, Chief Financial and
                            Accounting Officer

                    By: Pembroke Financial Limited Partnership
                        Managing General Partner

                        By: /s/ GEOFFREY A. MACDONALD
                            Geoffrey A. MacDonald
                            President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2000.

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