Form 10-Q
period 2000-03-31
PAINEWEBBER PREFERRED YIELD FUND 2 LP
filed 2000-05-15
CIK 880297

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-22300


                        PW PREFERRED YIELD FUND II, L.P.
          -----------------------------------------------------------
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

                        PW PREFERRED YIELD FUND II, L.P.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                          QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

                                                                                                                      PAGE
                                                                                                                      ----
PART I.           FINANCIAL INFORMATION

                  Item 1.           Financial Statements

                                    Balance Sheets - March 31, 2000 and December 31,
                                    1999 (unaudited)                                                                     3

                                    Statements of Income for the three months ended
                                    March 31, 2000 and 1999 (unaudited)                                                  4

                                    Statements of Partners' Equity for the three
                                    months ended March 31, 2000 and 1999 (unaudited)                                     5

                                    Statements of Cash Flows for the three months
                                    ended March 31, 2000 and 1999 (unaudited)                                            6

                                    Notes to Financial Statements (unaudited)                                          7-8

                  Item 2.           Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations                                               9-11

PART II.          OTHER INFORMATION

                  Item 1.           Legal Proceedings                                                                   12

                  Item 5.           Other Information                                                                   12

                  Item 6.           Exhibits and Reports on Form 8-K                                                    12

                                    Signatures                                                                          13

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        PW PREFERRED YIELD FUND II, L.P.

                                 BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

                                                                                            MARCH 31,       DECEMBER 31,
                                                                                              2000                1999
                                                                                       ----------------     ----------
                                                           ASSETS

Cash and cash equivalents                                                              $      2,109,484     $     1,926,081
Rents and other receivables, net of allowance for doubtful
   accounts of $33,000 and $47,000 at March 31, 2000

   and December 31, 1999, respectively                                                          316,940             503,000
Equipment at cost, net of accumulated depreciation of
   $13,321,120 and $12,736,703 at March 31, 2000 and

   December 31, 1999, respectively                                                            9,229,057           9,806,215
                                                                                       ----------------     ---------------

              Total Assets                                                             $     11,655,481     $    12,235,296
                                                                                       ================     ===============


                                              LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

   Accounts payable and accrued liabilities                                            $         46,500     $        54,100
   Payable to affiliates                                                                        103,570             103,043
   Deferred rental income                                                                        84,196              89,162
   Distributions payable to partners                                                            318,785             318,785
                                                                                       ----------------     ---------------

      Total Liabilities                                                                         553,051             565,090
                                                                                       ----------------     ---------------


PARTNERS' EQUITY:

   General Partners                                                                             539,749             568,137
   Limited Partners:
     Class A (54,027 Units outstanding)                                                       9,241,591           9,713,555
     Class B                                                                                  1,321,090           1,388,514
                                                                                       ----------------     ---------------

       Total Partners' Equity                                                                11,102,430          11,670,206
                                                                                       ----------------     ---------------

              Total Liabilities and Partners' Equity                                   $     11,655,481     $    12,235,296
                                                                                       ================     ===============



                 The accompanying notes are an integral part of
                          these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                              STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                                            2000                   1999
                                                                                     -----------------      -----------------
REVENUE:

    Lease revenue                                                                    $       1,065,705      $       1,244,137
    Gain on sale of equipment                                                                   23,573                 39,720
    Interest income                                                                             14,208                 36,578
                                                                                     -----------------      -----------------

         Total Revenue                                                                       1,103,486              1,320,435
                                                                                     -----------------      -----------------

EXPENSES:

    Depreciation                                                                               714,650                863,676
    Management fees (Note 2)                                                                    43,868                 52,371
    General and administrative                                                                  44,318                 27,685
                                                                                     -----------------      -----------------

         Total Expenses                                                                        802,836                943,732
                                                                                     -----------------      -----------------

NET INCOME                                                                           $         300,650      $         376,703
                                                                                     =================      =================

NET INCOME ALLOCATED:

   To the General Partners                                                           $          15,033      $          18,836
   To the Class A Limited Partners                                                             270,907                334,126
   To the Class B Limited Partner                                                               14,710                 23,741
                                                                                     -----------------      -----------------

                                                                                     $         300,650      $         376,703
                                                                                     =================      =================

NET INCOME PER WEIGHTED AVERAGE
   NUMBER OF UNITS OF CLASS A LIMITED

   PARTNER INTEREST OUTSTANDING                                                      $            5.01      $            6.18
                                                                                     =================      =================

WEIGHTED AVERAGE NUMBER OF
   UNITS OF CLASS A LIMITED PARTNER

   INTEREST OUTSTANDING                                                                         54,027                 54,027
                                                                                     =================      =================


                 The accompanying notes are an integral part of
                          these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                      CLASS A               CLASS B
                                                 GENERAL              LIMITED               LIMITED
                                                PARTNERS             PARTNERS               PARTNER                TOTAL
                                            ----------------     ----------------      ----------------     ----------------
Balance, January 1, 2000                    $        568,137     $      9,713,555      $      1,388,514     $     11,670,206
Net income                                            15,033              270,907                14,710              300,650
Distributions declared to partners                   (43,421)            (742,871)              (82,134)            (868,426)
                                            ----------------     ----------------      ----------------     ----------------

Balance, March 31, 2000                     $        539,749     $      9,241,591      $      1,321,090     $     11,102,430
                                            ================     ================      ================     ================

Balance, January 1, 1999                    $        661,502     $     11,265,748      $      1,610,256     $     13,537,506
Net income                                            18,836              334,126                23,741              376,703
Distributions declared to partners                   (43,421)            (742,871)              (82,134)            (868,426)
                                            ----------------     ----------------      ----------------     ----------------

Balance, March 31, 1999                     $        636,917     $     10,857,003      $      1,551,863     $     13,045,783
                                            ================     ================      ================     ================


                 The accompanying notes are an integral part of
                          these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                                               2000                1999
                                                                                        ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                                         $        300,650    $        376,703
     Adjustments to reconcile net income to net cash
       from operating activities:

         Depreciation                                                                            714,650             863,676
         Gain on sale of equipment                                                               (23,573)            (39,720)
      Change in assets and liabilities:
          Rents and other receivables                                                            200,060             105,715
          Allowance for doubtful accounts                                                        (14,000)                 --
          Accounts payable and accrued liabilities                                                (7,600)             10,000
          Payable to affiliates                                                                      527              (5,883)
          Deferred rental income                                                                  (4,966)               (797)
                                                                                        ----------------    ----------------

             Net cash from operating activities                                                1,165,748           1,309,694
                                                                                        ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of equipment                                                                        (152,049)                 --
   Proceeds from equipment sales                                                                  38,130             272,636
                                                                                        ----------------    ----------------

            Net cash from (used in) investing activities                                        (113,919)            272,636
                                                                                        ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Distributions paid to partners                                                               (868,426)           (867,836)
                                                                                        ----------------    ----------------

            Net cash used in financing activities                                               (868,426)           (867,836)
                                                                                        ----------------    ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                        183,403             714,494

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               1,926,081           3,629,653
                                                                                        ----------------    ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $      2,109,484    $      4,344,147
                                                                                        ================    ================


                 The accompanying notes are an integral part of
                           these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000
                                   (UNAUDITED)

1.       GENERAL

         The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1999 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1999 Annual Report.

         In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 2000 and December 31, 1999 and results of operations for the three month periods ended March 31, 2000 and 1999 have been made and are reflected.

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

         ACQUISITION FEE The Managing General Partner, or its affiliates, receives or is entitled to receive a fee equal to (i) 2.25% of the purchase price of equipment purchased with net offering proceeds from the sale of Units, and (ii) 3% of the purchase price of equipment purchased with reinvested Partnership cash flow as compensation for evaluating, selecting, negotiating and consummating the acquisition of the equipment. Acquisition fees of $4,429 were earned by the Managing General Partner during the three months ended March 31, 2000.

                        PW PREFERRED YIELD FUND II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (CONTINUED)

         MANAGEMENT FEES The General Partners are entitled to receive a monthly fee in an amount equal to 2% of gross rentals for Full Payout Leases, as defined in the Partnership Agreement and 5% of gross rentals for other leases (payable 66.67% to the Managing General Partner and 33.33% to the Administrative General Partner) as compensation for services rendered in connection with the management of the equipment. Management fees of $43,868 and $52,371 were earned by the General Partners during the three months ended March 31, 2000 and 1999, respectively. Effective July 1, 1998, the Managing General Partner agreed to perform certain administrative functions on behalf of the Partnership that previously had been performed by the Administrative General Partner. For these services, the Administrative General Partner pays the Managing General Partner an amount equivalent to the fees otherwise due the Administrative General Partner.

         DISPOSITION FEES The General Partners, or their affiliates, were entitled to receive a subordinated disposition fee in an amount equal to the lesser of (i) 50% of the fee that would be charged by an unaffiliated party, or
(ii) 3% of the gross contract price relating to each sale of equipment (payable 50% to the Managing General Partner or its affiliates and 50% to the Administrative General Partner) as compensation for negotiating and consummating sales of equipment. During the fourth quarter of 1998, the Partnership reversed previously accrued subordinated disposition fees because the General Partners concluded that it was no longer probable that these subordinated disposition fees would be paid. The Partnership has not accrued for subordinated disposition fees during 1999 or 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership commenced its equipment reinvestment phase during 1993 by investing excess cash flows available after the payment of the distributions to the partners in additional equipment. As of March 31, 2000, equipment purchased pursuant to the reinvestment program, including acquisition fees and expenses, totaled $27,168,390. Additional equipment will be purchased pursuant to the reinvestment program which will end on September 30, 2000.

     The Partnership invests working capital and cash flow from operations prior to its distribution to the partners or its reinvestment in additional equipment in short-term highly liquid investments. These investments are primarily short-term commercial paper issued by large domestic corporations. At March 31, 2000, the Partnership had approximately $1 million invested in commercial paper and a fund that invests in similar instruments.

     Cash and cash equivalents increased $183,403 from $1,926,081 at December 31, 1999 to $2,109,484 at March 31, 2000. This increase primarily represents the amount by which cash generated by operating activities and equipment sales exceeded distributions to partners and cash used to purchase equipment.

     During the three months ended March 31, 2000, the Partnership declared distributions of cash flow received from operations in the amount of $868,426. All distributions to the Class A Limited Partners represented an annualized distribution rate of 11% of their contributed capital and all distributions to the Class B Limited Partner represented an annualized distribution rate of 10% of its contributed capital.

     Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. Based upon the amount of net income reported by the Partnership for accounting purposes, approximately 64% of the 11% cash distributions to the Class A Limited Partners for the three months ended March 31, 2000 constituted a return of capital. Additionally, since inception, approximately 71% of the Class A Limited Partner's 11% cash distributions constituted a return of capital. However, the total actual return on capital over a leasing partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized.

RESULTS OF OPERATIONS

     For the three months ended March 31, 2000, the Partnership recognized lease revenue of $1,065,705, compared to $1,244,137 for the same period in 1999. The overall decrease in lease revenue from 1999 to 2000 was expected and resulted principally from primary lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

     During the three months ended March 31, 2000, the Partnership sold equipment having a net book value of $14,557 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $23,573 compared to a net gain in 1999 of $39,720 on equipment having a net book value of $232,916.

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

     Depreciation expense was $714,650 and $863,676 for the three months ended March 31, 2000 and 1999, respectively. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

      Management fees were approximately 4.1% and 4.2% of lease revenue during the three months ended March 31, 2000 and 1999, respectively. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

     The General Partners, or their affiliates, were entitled to receive a subordinated disposition fee in an amount equal to the lesser of (i) 50% of the fee that would be charged by an unaffiliated party, or (ii) 3% of the gross contract price relating to each sale of equipment (payable 50% to the Managing General Partner or its affiliates and 50% to the Administrative General Partner) as compensation for negotiating and consummating sales of equipment. During the fourth quarter of 1998, the Partnership reversed previously accrued subordinated disposition fees because the General Partners concluded that it was no longer probable that these subordinated disposition fees would be paid. The Partnership has not accrued for subordinated disposition fees during 1999 or 2000.

     General and administrative expenses consisted primarily of investor reporting expenses and transfer agent and audit fees.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      None.

         (b) The Partnership did not file any Forms 8-K during the first quarter of the fiscal year ending December 31, 2000.

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

                                    PW Preferred Yield Fund II, L.P.
                                    (Registrant)

                                    By:  General Equipment Management II, Inc.
                                         A General Partner

Date: May 15, 2000                  By:  /s/ Carmine Fusco
                                         Carmine Fusco
                                         VICE PRESIDENT, SECRETARY,
                                         TREASURER AND CHIEF FINANCIAL
                                         AND ACCOUNTING OFFICER