Form 10-Q
period 2000-06-30
PAINEWEBBER PREFERRED YIELD FUND 2 LP
filed 2000-08-14
CIK 880297

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                               PW PREFERRED YIELD
                                  FUND II, L.P.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                           QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

                                                                                                                      Page
                                                                                                                      ----
PART I.           FINANCIAL INFORMATION

                  Item 1.           Financial Statements

                                    Balance Sheets - June 30, 2000 and December 31,
                                    1999 (unaudited)                                                                     3

                                    Statements of Income for the three months ended
                                    June 30, 2000 and 1999 (unaudited)                                                   4

                                    Statements of Income for the six months ended
                                    June 30, 2000 and 1999 (unaudited)                                                   5

                                    Statements of Partners' Equity for the six
                                    months ended June 30, 2000 and 1999 (unaudited)                                      6

                                    Statements of Cash Flows for the six months
                                    ended June 30, 2000 and 1999 (unaudited)                                             7

                                    Notes to Financial Statements (unaudited)                                          8-9

                  Item 2.           Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations                                              10-12

PART II.          OTHER INFORMATION

                  Item 1.           Legal Proceedings                                                                   13

                  Item 5.           Other Information                                                                   13

                  Item 6.           Exhibits and Reports on Form 8-K                                                    13

                                    Signatures                                                                          14


PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        PW PREFERRED YIELD FUND II, L.P.

                                 BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

                                                                                             JUNE 30,           DECEMBER 31,
                                                                                              2000                 1999
                                                                                       ----------------         ----------
                                     ASSETS

Cash and cash equivalents                                                              $      1,717,263     $     1,926,081
Rents and other receivables, net of allowance for doubtful
   accounts of $33,000 and $47,000 at June 30, 2000
   and December 31, 1999, respectively                                                          419,129             503,000
Equipment at cost, net of accumulated depreciation of
   $12,927,070 and $12,736,703 at June 30, 2000 and
   December 31, 1999, respectively                                                            9,050,048           9,806,215
                                                                                       ----------------     ---------------

              Total Assets                                                             $     11,186,440     $    12,235,296
                                                                                       ================     ===============

                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
   Accounts payable and accrued liabilities                                            $         60,500     $        54,100
   Payable to affiliates                                                                         98,193             103,043
   Deferred rental income                                                                       112,778              89,162
   Distributions payable to partners                                                            318,785             318,785
                                                                                       ----------------     ---------------

      Total Liabilities                                                                         590,256             565,090
                                                                                       ----------------     ---------------

PARTNERS' EQUITY:
   General Partners                                                                             514,436             568,137
   Limited Partners:
     Class A (54,027 Units outstanding)                                                       8,820,774           9,713,555
     Class B                                                                                  1,260,974           1,388,514
                                                                                       ----------------     ---------------

       Total Partners' Equity                                                                10,596,184          11,670,206
                                                                                       ----------------     ---------------

              Total Liabilities and Partners' Equity                                   $     11,186,440     $    12,235,296
                                                                                       ================     ===============


   The accompanying notes are an integral part of thes financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                              STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                            2000                    1999
                                                                                     -----------------          -----------
REVENUE:
    Lease revenue                                                                    $       1,037,157      $       1,221,249
    Gain (loss) on sale of equipment                                                             6,427               (315,193)
    Interest income                                                                             24,041                 39,713
                                                                                     -----------------      -----------------

         Total Revenue                                                                       1,067,625                945,769
                                                                                     -----------------      -----------------
EXPENSES:
    Depreciation                                                                               635,900                730,585
    Management fees (Note 2)                                                                    42,364                 51,302
    General and administrative                                                                  27,180                 21,527
                                                                                     -----------------      -----------------

         Total Expenses                                                                        705,444                803,414
                                                                                     -----------------      -----------------
NET INCOME                                                                           $         362,181      $         142,355
                                                                                     =================      =================

NET INCOME ALLOCATED:
   To the General Partners                                                           $          18,109      $          7,117
   To the Class A Limited Partners                                                             322,054               139,324
   To the Class B Limited Partner                                                               22,018                (4,086)
                                                                                     -----------------      ----------------

                                                                                     $         362,181      $        142,355
                                                                                     =================      ================

NET INCOME PER WEIGHTED AVERAGE
   NUMBER OF UNITS OF CLASS A LIMITED
   PARTNER INTEREST OUTSTANDING                                                      $            5.96      $           2.58
                                                                                     =================      ================

WEIGHTED AVERAGE NUMBER OF
   UNITS OF CLASS A LIMITED PARTNER
   INTEREST OUTSTANDING                                                                         54,027                54,027
                                                                                     =================      ================


   The accompanying notes are an integral part of thes financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                              STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                            2000                   1999
                                                                                     -----------------          -----------
REVENUE:

    Lease revenue                                                                    $       2,102,862      $       2,465,386
    Gain (loss) on sale of equipment                                                            30,000               (275,473)
    Interest income                                                                             38,249                 76,291
                                                                                     -----------------      -----------------

         Total Revenue                                                                       2,171,111              2,266,204
                                                                                     -----------------      -----------------

EXPENSES:

    Depreciation                                                                             1,350,550              1,594,261
    Management fees (Note 2)                                                                    86,232                103,673
    General and administrative                                                                  71,498                 49,212
                                                                                     -----------------      -----------------

         Total Expenses                                                                      1,508,280              1,747,146
                                                                                     -----------------      -----------------

NET INCOME                                                                           $         662,831      $         519,058
                                                                                     =================      =================

NET INCOME ALLOCATED:
   To the General Partners                                                           $          33,142      $          25,953
   To the Class A Limited Partners                                                             592,961                473,450
   To the Class B Limited Partner                                                               36,728                 19,655
                                                                                     -----------------      -----------------

                                                                                     $         662,831      $         519,058
                                                                                     =================      =================

NET INCOME PER WEIGHTED AVERAGE
   NUMBER OF UNITS OF CLASS A LIMITED
   PARTNER INTEREST OUTSTANDING                                                      $           10.98      $            8.76
                                                                                     =================      =================

WEIGHTED AVERAGE NUMBER OF
   UNITS OF CLASS A LIMITED PARTNER
   INTEREST OUTSTANDING                                                                         54,027                 54,027
                                                                                     =================      =================


   The accompanying notes are an integral part of thes financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                         STATEMENTS OF PARTNERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                      CLASS A               CLASS B
                                                 GENERAL              LIMITED               LIMITED
                                                PARTNERS             PARTNERS               PARTNER                TOTAL
                                                --------             --------               -------                -----
Balance, January 1, 2000                    $        568,137     $      9,713,555      $      1,388,514     $     11,670,206
Net income                                            33,142              592,961                36,728              662,831
Distributions declared to partners                   (86,843)          (1,485,742)             (164,268)          (1,736,853)
                                            ----------------     ----------------      ----------------     ----------------

Balance, June 30, 2000                      $        514,436     $      8,820,774      $      1,260,974     $     10,596,184
                                            ================     ================      ================     ================

Balance, January 1, 1999                    $        661,502     $     11,265,748      $      1,610,256     $     13,537,506
Net income                                            25,953              473,450                19,655              519,058
Distributions declared to partners                   (86,843)          (1,485,742)             (164,268)          (1,736,853)
                                            ----------------     ----------------      ----------------     ----------------

Balance, June 30, 1999                      $        600,612     $     10,253,456      $      1,465,643     $     12,319,711
                                            ================     ================      ================     ================


   The accompanying notes are an integral part of thes financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                                                  2000              1999
                                                                                            ----------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                         $        662,831    $        519,058
     Adjustments to reconcile net income to net cash
       from operating activities:
         Depreciation                                                                          1,350,550           1,594,261
         (Gain) loss on sale of equipment                                                        (30,000)            275,473
     Change in assets and liabilities:
         Rents and other receivables                                                              97,871             181,145
         Allowance for doubtful accounts                                                         (14,000)                 --
         Accounts payable and accrued liabilities                                                  6,400              (5,000)
         Payable to affiliates                                                                    (4,850)              2,828
         Deferred rental income                                                                   23,616              49,037
                                                                                        ----------------    ----------------

             Net cash from operating activities                                                2,092,418           2,616,802
                                                                                        ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                                                        (697,611)         (1,908,215)
   Proceeds from equipment sales                                                                 133,228             501,948
                                                                                        ----------------    ----------------

            Net cash used in investing activities                                               (564,383)         (1,406,267)
                                                                                        ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions paid to partners                                                             (1,736,853)         (1,737,393)
                                                                                        ----------------    ----------------

            Net cash used in financing activities                                             (1,736,853)         (1,737,393)
                                                                                        ----------------    ----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                       (208,818)           (526,858)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               1,926,081           3,629,653
                                                                                        ----------------    ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $      1,717,263    $      3,102,795
                                                                                        ================    ================


   The accompanying notes are an integral part of thes financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000
                                   (UNAUDITED)

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

         In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 2000 and December 31, 1999 and results of operations for the three and six month periods ended June 30, 2000 and 1999 have been made and are reflected.

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

         ACQUISITION FEE The Managing General Partner, or its affiliates, receives or is entitled to receive a fee equal to (i) 2.25% of the purchase price of equipment purchased with net offering proceeds from the sale of Units, and (ii) 3% of the purchase price of equipment purchased with reinvested Partnership cash flow as compensation for evaluating, selecting, negotiating and consummating the acquisition of the equipment. Acquisition fees of $15,890 and $20,319 were earned by the Managing General Partner during the quarter and six months ended June 30, 2000.

                        PW PREFERRED YIELD FUND II, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

         MANAGEMENT FEES The General Partners are entitled to receive a monthly fee in an amount equal to 2% of gross rentals for Full Payout Leases, as defined in the Partnership Agreement and 5% of gross rentals for other leases (payable 66.67% to the Managing General Partner and 33.33% to the Administrative General Partner) as compensation for services rendered in connection with the management of the equipment. Management fees of $42,364 and $86,232 were earned by the General Partners during the quarter and six months ended June 30, 2000. Effective July 1, 1998, the Managing General Partner agreed to perform certain administrative functions on behalf of the Partnership that previously had been performed by the Administrative General Partner. For these services, the Administrative General Partner pays the Managing General Partner an amount equivalent to the fees otherwise due the Administrative General Partner.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership commenced its equipment reinvestment phase during 1993 by investing excess cash flows available after the payment of the distributions to the partners in additional equipment. As of June 30, 2000, equipment purchased pursuant to the reinvestment program, including acquisition fees and expenses, totaled $27,713,952. Additional equipment will be purchased pursuant to the reinvestment program which will end on September 30, 2000.

         The Partnership invests working capital and cash flow from operations prior to its distribution to the partners or its reinvestment in additional equipment in short-term highly liquid investments. These investments are primarily short-term commercial paper issued by large domestic corporations. At June 30, 2000, the Partnership had approximately $1.5 million invested in commercial paper and a fund that invests in similar instruments.

         Cash and cash equivalents decreased $208,818 from $1,926,081 at December 31, 1999 to $1,717,263 at June 30, 2000. This decrease primarily represents the amount by which cash used to pay distributions to partners and cash used to purchase equipment exceeded cash generated by operating activities and equipment sales.

         During the six months ended June 30, 2000, the Partnership declared distributions of cash flow received from operations in the amount of $1,736,853. All distributions to the Class A Limited Partners represented an annualized distribution rate of 11% of their contributed capital and all distributions to the Class B Limited Partner represented an annualized distribution rate of 10% of its contributed capital.

         Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. Based upon the amount of net income reported by the Partnership for accounting purposes, approximately 60% of the 11% cash distributions to the Class A Limited Partners for the six months ended June 30, 2000 constituted a return of capital. Additionally, since inception, approximately 70% of the Class A Limited Partner's 11% cash distributions constituted a return of capital. However, the total actual return on capital over a leasing partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized.

RESULTS OF OPERATIONS

         For the three and six months ended June 30, 2000, the Partnership recognized lease revenue of $1,037,157 and $2,102,862, respectively, compared to $1,221,249 and $2,465,386 for the same periods in 1999. The overall decrease in lease revenue from 1999 to 2000 was expected and resulted principally from primary lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

         During the three months ended June 30, 2000, the Partnership sold equipment having a net book value of $88,671 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $6,427 compared to a net loss in 1999 of $315,193 on equipment having a net book value of $544,505.

         During the six months ended June 30, 2000, the Partnership sold equipment having a net book value of $103,228 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $30,000 compared to a net loss in 1999 of $275,473 on equipment having a net book value of $777,421.

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

         Depreciation expense for the three and six months ended June 30, 2000 was $635,900 and $1,350,550, respectively, compared to $730,585 and $1,594,261, for the same periods in 1999. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

         Management fees were approximately 4.1% of lease revenue during both the three and six months ended June 30, 2000, respectively, compared to 4.2% of lease revenue during both the three and six months ended June 30, 1999, respectively. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      None.

         (b) The Partnership did not file any Forms 8-K during the second quarter of the fiscal year ending December 31, 2000.

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

                                       PW Preferred Yield Fund II, L.P.
                                       (Registrant)

                                       By: General Equipment Management II, Inc.
                                           A General Partner


Date: August 14, 2000                  By:  /s/ Carmine Fusco
                                            Carmine Fusco
                                            VICE PRESIDENT, SECRETARY,
                                            TREASURER AND CHIEF FINANCIAL
                                            AND ACCOUNTING OFFICER

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

                                       PW Preferred Yield Fund II, L.P.
                                       (Registrant)

                                       By: General Equipment Management II, Inc.
                                           A General Partner

Date: August 14, 2000                  By:
                                           --------------------------------
                                           Carmine Fusco
                                           VICE PRESIDENT, SECRETARY,
                                           TREASURER AND CHIEF FINANCIAL
                                           AND ACCOUNTING OFFICER