Form 10-Q
period 2000-09-30
PAINEWEBBER PREFERRED YIELD FUND 2 LP
filed 2000-11-13
CIK 880297

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                        PW PREFERRED YIELD FUND II, L.P.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                        QUARTER ENDED SEPTEMBER 30, 2000
                                TABLE OF CONTENTS

                                                                                                                    PAGE

PART I.           FINANCIAL INFORMATION

                  Item 1.           Financial Statements

                                    Balance Sheets - September 30, 2000 and December 31,
                                    1999 (unaudited)                                                                     3

                                    Statements of Income for the three months ended
                                    September 30, 2000 and 1999 (unaudited)                                              4

                                    Statements of Income for the nine months ended
                                    September 30, 2000 and 1999 (unaudited)                                              5

                                    Statements of Partners' Equity for the nine
                                    months ended September 30, 2000 and 1999 (unaudited)                                 6

                                    Statements of Cash Flows for the nine months
                                    ended September 30, 2000 and 1999 (unaudited)                                        7

                                    Notes to Financial Statements (unaudited)                                          8-9

                  Item 2.           Management's Discussion and Analysis of Financial

                                    Condition and Results of Operations                                              10-12

PART II.          OTHER INFORMATION

                  Item 1.           Legal Proceedings                                                                   13

                  Item 5.           Other Information                                                                   13

                  Item 6.           Exhibits and Reports on Form 8-K                                                    13

                                    Signatures                                                                          14

PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                        PW PREFERRED YIELD FUND II, L.P.

                                 BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

                                                                                          SEPTEMBER 30,       DECEMBER 31,
                                                                                              2000                1999
                                                                                       ----------------     --------------
                                                           ASSETS
Cash and cash equivalents                                                              $      1,643,046     $     1,926,081
Rents and other receivables, net of allowance for doubtful
   accounts of $33,000 and $47,000 at September 30, 2000
   and December 31, 1999, respectively                                                          676,062             503,000
Equipment at cost, net of accumulated depreciation of
   $12,730,764 and $12,736,703 at September 30, 2000 and
   December 31, 1999, respectively                                                            8,414,921           9,806,215
                                                                                       ----------------     ---------------
              Total Assets                                                             $     10,734,029     $    12,235,296
                                                                                       ================     ===============

                                              LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
   Accounts payable and accrued liabilities                                            $         48,100     $        54,100
   Payable to affiliates                                                                         96,425             103,043
   Deferred rental income                                                                        51,598              89,162
   Distributions payable to partners                                                            318,785             318,785
                                                                                       ----------------     ---------------
      Total Liabilities                                                                         514,908             565,090
                                                                                       ----------------     ---------------

PARTNERS' EQUITY:
   General Partners                                                                             495,583             568,137
   Limited Partners:
     Class A (54,027 Units outstanding)                                                       8,507,341           9,713,555
     Class B                                                                                  1,216,197           1,388,514
                                                                                       ----------------     ---------------
       Total Partners' Equity                                                                10,219,121          11,670,206
                                                                                       ----------------     ---------------
              Total Liabilities and Partners' Equity                                   $     10,734,029     $    12,235,296
                                                                                       ================     ===============

                 The accompanying notes are an integral part of
                           these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                              STATEMENTS OF INCOME

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                            2000                   1999
                                                                                     -----------------      ---------------
REVENUE:
    Lease revenue                                                                    $       1,017,171      $      1,174,822
    Gain on sale of equipment                                                                  182,892               287,952
    Interest income                                                                             22,639                15,436
                                                                                     -----------------      ----------------

         Total Revenue                                                                       1,222,702             1,478,210
                                                                                     -----------------      ----------------
EXPENSES:
    Depreciation                                                                               634,382               849,706
    Management fees (Note 2)                                                                    40,588                48,650
    General and administrative                                                                  56,370                82,905
                                                                                     -----------------      ----------------

         Total Expenses                                                                        731,340               981,261
                                                                                     -----------------      ----------------

NET INCOME                                                                           $         491,362      $        496,949
                                                                                     =================      ================
NET INCOME ALLOCATED:
   To the General Partners                                                           $          24,567      $         24,846
   To the Class A Limited Partners                                                             429,438               434,082
   To the Class B Limited Partner                                                               37,357                38,021
                                                                                     -----------------      ----------------

                                                                                     $         491,362      $        496,949
                                                                                     =================      ================
NET INCOME PER WEIGHTED AVERAGE
   NUMBER OF UNITS OF CLASS A LIMITED
   PARTNER INTEREST OUTSTANDING                                                      $            7.95      $           8.03
                                                                                     =================      ================
WEIGHTED AVERAGE NUMBER OF
   UNITS OF CLASS A LIMITED PARTNER
   INTEREST OUTSTANDING                                                                         54,027                54,027
                                                                                     =================      ================

                 The accompanying notes are an integral part of
                           these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                              STATEMENTS OF INCOME

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                            2000                   1999
                                                                                     -----------------      ----------------
REVENUE:
    Lease revenue                                                                    $       3,120,033      $      3,640,208
    Gain on sale of equipment                                                                  212,892                12,479
    Interest income                                                                             60,888                91,727
                                                                                     -----------------      -----------------

         Total Revenue                                                                       3,393,813             3,744,414
                                                                                     -----------------      -----------------
EXPENSES:
    Depreciation                                                                             1,984,932             2,443,967
    Management fees (Note 2)                                                                   126,820               152,323
    General and administrative                                                                 127,868               132,117
                                                                                     -----------------      -----------------
         Total Expenses                                                                      2,239,620             2,728,407
                                                                                     -----------------      -----------------

NET INCOME                                                                           $       1,154,193      $      1,016,007
                                                                                     =================      =================
NET INCOME ALLOCATED:
   To the General Partners                                                           $          57,709      $         50,799
   To the Class A Limited Partners                                                           1,022,399               907,532
   To the Class B Limited Partner                                                               74,085                57,676
                                                                                     -----------------      -----------------

                                                                                     $       1,154,193      $      1,016,007
                                                                                     =================      =================
NET INCOME PER WEIGHTED AVERAGE
   NUMBER OF UNITS OF CLASS A LIMITED
   PARTNER INTEREST OUTSTANDING                                                      $           18.92      $          16.80
                                                                                     =================      =================

WEIGHTED AVERAGE NUMBER OF
   UNITS OF CLASS A LIMITED PARTNER
   INTEREST OUTSTANDING                                                                         54,027                54,027
                                                                                     =================      =================

                 The accompanying notes are an integral part of
                           these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                      CLASS A               CLASS B
                                                 GENERAL              LIMITED               LIMITED
                                                PARTNERS             PARTNERS               PARTNER                TOTAL
                                                ------------------------------------------------------------------------
Balance, January 1, 2000                    $        568,137     $      9,713,555      $      1,388,514     $     11,670,206
Net income                                            57,709            1,022,399                74,085            1,154,193
Distributions declared to partners                  (130,263)          (2,228,613)             (246,402)          (2,605,278)
                                            ----------------     ----------------      ----------------     ----------------

Balance, September 30, 2000                 $        495,583     $      8,507,341      $      1,216,197     $     10,219,121
                                            ================     ================      ================     ================

Balance, January 1, 1999                    $        661,502     $     11,265,748      $      1,610,256     $     13,537,506
Net income                                            50,799              907,532                57,676            1,016,007
Distributions declared to partners                  (130,263)          (2,228,613)             (246,402)          (2,605,278)
                                            ----------------     ----------------      ----------------     ----------------

Balance, September 30, 1999                 $        582,038     $      9,944,667      $      1,421,530     $     11,948,235
                                            ================     ================      ================     ================


                 The accompanying notes are an integral part of
                           these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                               2000                1999
                                                                                        ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                         $      1,154,193    $      1,016,007
     Adjustments to reconcile net income to net cash
       from operating activities:
         Depreciation                                                                          1,984,932           2,443,967
         Gain on sale of equipment                                                              (212,892)            (12,479)
     Change in assets and liabilities:
         Rents and other receivables                                                            (159,062)           (160,794)
         Allowance for doubtful accounts                                                         (14,000)                 --
         Accounts payable and accrued liabilities                                                 (6,000)             12,950
         Payable to affiliates                                                                    (6,618)             (2,669)
         Deferred rental income                                                                  (37,564)             60,093
                                                                                        ----------------    ----------------

             Net cash from operating activities                                                2,702,989           3,357,075
                                                                                        ----------------    ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                                                        (742,967)         (3,783,732)
   Proceeds from equipment sales                                                                 362,221             949,780
                                                                                        ----------------    ----------------

            Net cash used in investing activities                                               (380,746)         (2,833,952)
                                                                                        ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions paid to partners                                                             (2,605,278)         (2,605,328)
                                                                                        ----------------    ----------------
            Net cash used in financing activities                                             (2,605,278)         (2,605,328)
                                                                                        ----------------    ----------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                       (283,035)         (2,082,205)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               1,926,081           3,629,653
                                                                                        ----------------    ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $      1,643,046    $      1,547,448
                                                                                        ================    ================

                 The accompanying notes are an integral part of
                           these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

1.   GENERAL

     The financial statements presented herein are prepared in conformity with generally accepted accounting principles for interim financial information and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1999 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1999 Annual Report.

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included.

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

     ACQUISITION FEE The Managing General Partner, or its affiliates, receives or is entitled to receive a fee equal to (i) 2.25% of the purchase price of equipment purchased with net offering proceeds from the sale of Units, and (ii) 3% of the purchase price of equipment purchased with reinvested Partnership cash flow as compensation for evaluating, selecting, negotiating and consummating the acquisition of the equipment. Acquisition fees of $1,321 and $21,640 were earned by the Managing General Partner during the quarter and nine months ended September 30, 2000.

                        PW PREFERRED YIELD FUND II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (CONTINUED)

     MANAGEMENT FEES The General Partners are entitled to receive a monthly fee in an amount equal to 2% of gross rentals for Full Payout Leases, as defined in the Partnership Agreement and 5% of gross rentals for other leases (payable 66.67% to the Managing General Partner and 33.33% to the Administrative General Partner) as compensation for services rendered in connection with the management of the equipment. Management fees of $40,588 and $126,820 were earned by the General Partners during the quarter and nine months ended September 30, 2000. Effective July 1, 1998, the Managing General Partner agreed to perform certain administrative functions on behalf of the Partnership that previously had been performed by the Administrative General Partner. For these services, the Administrative General Partner pays the Managing General Partner an amount equivalent to the fees otherwise due the Administrative General Partner.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements of the Partnership and the Notes thereto. This report contains, in addition to historical information, forward-looking statements that include risks and other uncertainties. The Partnership's actual results may differ materially from those anticipated in these forward-looking statements. Factors that might cause such a difference include those discussed below, as well as general economic and business conditions, competition and other factors discussed elsewhere in this report. The Partnership undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership commenced its equipment reinvestment phase during 1993 by investing excess cash flows available after the payment of the distributions to the partners in additional equipment. As of September 30, 2000, equipment purchased pursuant to the reinvestment program, including acquisition fees and expenses, totaled $27,759,308.

     The Partnership invests working capital and cash flow from operations prior to its distribution to the partners or its reinvestment in additional equipment in short-term highly liquid investments. These investments are primarily short-term commercial paper issued by large domestic corporations. At September 30, 2000, the Partnership had approximately $1.5 million invested in commercial paper and a fund that invests in similar instruments.

     Cash and cash equivalents decreased $283,035 from $1,926,081 at December 31, 1999 to $1,643,046 at September 30, 2000. This decrease primarily represents the amount by which cash used to pay distributions to partners and cash used to purchase equipment exceeded cash generated by operating activities and equipment sales.

     During the nine months ended September 30, 2000, the Partnership declared distributions of cash flow received from operations in the amount of $2,605,278. All distributions to the Class A Limited Partners represented an annualized distribution rate of 11% of their contributed capital and all distributions to the Class B Limited Partner represented an annualized distribution rate of 10% of its contributed capital.

     Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. Based upon the amount of net income reported by the Partnership for accounting purposes, approximately 54% of the 11% cash distributions to the Class A Limited Partners for the nine months ended September 30, 2000 constituted a return of capital. Additionally, since inception, approximately 69% of the Class A Limited Partner's 11% cash distributions constituted a return of capital. However, the total actual return on capital over a leasing partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized.

RESULTS OF OPERATIONS

     For the three and nine months ended September 30, 2000, the Partnership recognized lease revenue of $1,017,171 and $3,120,033, respectively, compared to $1,174,822 and $3,640,208 for the same periods in 1999. The overall decrease in lease revenue from 1999 to 2000 was expected and resulted principally from primary lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

     During the three months ended September 30, 2000, the Partnership sold equipment having a net book value of $46,101 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $182,892 compared to a net gain in 1999 of $287,952 on equipment having a net book value of $159,880.

     During the nine months ended September 30, 2000, the Partnership sold equipment having a net book value of $149,329 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $212,892 compared to a net gain in 1999 of $12,479 on equipment having a net book value of $937,301.

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

     Depreciation expense for the three and nine months ended September 30, 2000 was $634,382 and $1,984,932, respectively, compared to $849,706 and $2,443,967, for the same periods in 1999. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

      Management fees were approximately 4% and 4.1% of lease revenue during the three and nine months ended September 30, 2000, respectively, compared to 4.1% and 4.2% of lease revenue for the same periods in 1999. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

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

     General and administrative expenses consisted primarily of investor reporting expenses, transfer agent, audit and tax fees.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      None.

         (b) The Partnership did not file any Forms 8-K during the third quarter of the fiscal year ending December 31, 2000.

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

                                PW Preferred Yield Fund II, L.P.
                                (Registrant)

                                By: General Equipment Management II, Inc. A General Partner

Date: November 13, 2000                  By:    /s/ Carmine Fusco
                                         Carmine Fusco
                                         VICE PRESIDENT, SECRETARY,
                                         TREASURER AND CHIEF FINANCIAL
                                         AND ACCOUNTING OFFICER