Form 10-K
period 2000-12-31
PAINEWEBBER PREFERRED YIELD FUND 2 LP
filed 2001-04-02
CIK 880297

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2000

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

                        PW PREFERRED YIELD FUND II, L.P.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----
PART I
Item 1   Business                                                             1

Item 2   Properties                                                           3

Item 3   Legal Proceedings                                                    3

Item 4   Submission of Matters to a Vote of Security Holders                  3


PART II

Item 5   Market for Registrant's Common Equity and Related Stockholder
         Matters                                                              4

Item 6   Selected Financial Data                                              4

Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            5

Item 8   Financial Statements                                                 7

Item 9   Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                19


PART III

Item 10  Directors and Executive Officers of the Registrant                  20

Item 11  Executive Compensation                                              21

Item 12  Security Ownership of Certain Beneficial Owners and Management      22

Item 13  Certain Relationships and Related Transactions                      22


PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K     24

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

     During the reinvestment period (which ended in 2000) distributable cash flows in excess of current distributions to the Class A Limited Partners at an annualized distribution rate of 11% of their contributed capital, to the Class B Limited Partner at an annualized distribution rate of 10% of its contributed capital and to the General Partners were reinvested in additional leased equipment. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Upon the termination of the reinvestment period, all available cash flows will be distributed to the partners.

     The Partnership's principal investment objectives are:

           (i) to generate current cash distributions to the Class A Limited Partners from lease revenues (a substantial portion of which will constitute a return of capital);

           (ii)  to preserve and protect Partnership capital; and

           (iii) to generate additional cash distributions after the end of the reinvestment period (which ended in 2000) from sales of equipment.

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

EQUIPMENT PORTFOLIO

     The following table describes the Partnership's equipment portfolio as of December 31, 2000:


          EQUIPMENT TYPE                                ORIGINAL COST
--------------------------------------                -----------------
Materials Handling                                        $ 12,410,564
Manufacturing                                                2,525,464
Construction and Mining                                      2,123,963
Retail Store Fixtures                                        1,990,820
Furniture & Fixtures                                           762,200
General Purpose Plant/Warehouse                                658,128
Research & Test                                                289,720
Computers & Periphals                                          106,192
Trailers and Intermodal Containers                              96,452
Photocopying                                                    67,259
Communications                                                   9,498
                                                          ------------
                                                          $ 21,040,260
                                                          ============

     The above summary includes equipment held for sale or re-lease with a cost of approximately $95,000 at December 31, 2000.

SIGNIFICANT LESSEES

     The Partnership leases its equipment to a significant number of lessees. Revenue from major individual lessees which accounted for 10% or more of lease revenue during 2000 is as follows:

     Chrysler Corporation                                 23%
     General Motors Corporation                           11%

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

     As of March 1, 2001, the number of Limited Partners was approximately
1,474.

     Total distributions declared to partners for 2000 and 1999 were as follows:

                                                      2000               1999
                                                   ----------         ----------
Class A Limited Partners                           $2,971,485         $2,971,485
Class B Limited Partner                               328,536            328,536
General Partners                                      173,685            173,685
                                                   ----------         ----------

                                                   $3,473,706         $3,473,706
                                                   ==========         ==========


     Distributions may be characterized for tax, financial reporting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. Based upon the amount of net income reported by the Partnership for financial reporting purposes, approximately 56% and 52%, respectively, of the cash distributions to the Class A Limited Partners for the years ended December 31, 2000 and 1999 constituted a return of capital. Additionally, since inception, approximately 69% of the cash distributions to the Class A Limited Partners constituted a return of capital. However, the total actual return on capital over a leasing partnership's life can only be determined at the termination of the partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized.


ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data of the Partnership has been derived from the financial statements for the indicated period. The information set forth below should be read in conjunction with the Partnership's "Financial Statements" and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Items 8 and 7, respectively, of this Report, which are incorporated herein by reference.

     For each of the five years in the period ended December 31, 2000:

                                                 2000               1999               1998               1997               1996
                                             -----------        -----------        -----------        -----------        -----------
Total Revenue                                $ 4,440,885        $ 5,215,238        $ 6,234,782        $ 7,907,694        $ 7,536,793
Net Income                                     1,487,192          1,606,406            719,430          2,037,965            979,886
Net income per
  Class A Limited
  Partnership Unit                                 24.44              26.27              12.62              28.65              10.52
Total Assets                                  10,204,580         12,235,296         14,052,208         17,072,655         18,597,031
Total Partners' Equity                         9,683,692         11,670,206         13,537,506         16,291,782         17,727,523
Distributions Declared
  to Partners                                  3,473,706          3,473,706          3,473,706          3,473,706          3,473,706

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the "Selected Financial Data" and the "Financial Statements" of the Partnership and the Notes thereto. This Report contains, in addition to historical information, forward-looking statements that include risks and other uncertainties. The Partnership's actual results may differ materially from those anticipated in these forward-looking statements. Factors that might cause such a difference include those discussed below, as well as general economic and business conditions, competition and other factors discussed elsewhere in this report. The Partnership undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.


LIQUIDITY AND CAPITAL RESOURCES

   The Partnership commenced its equipment reinvestment phase during 1993 by investing excess cash flows available after the payment of the distributions to the partners in additional equipment. As of December 31, 2000, equipment purchased pursuant to the reinvestment program, including acquisition fees and expenses, totaled $28,462,805.

   The Partnership invests working capital and cash flow from operations prior to its distribution to the partners or its reinvestment in additional equipment in short-term highly liquid investments. These investments are primarily short-term commercial paper issued by large domestic corporations. At December 31, 2000, the Partnership had approximately $865,000 invested in a money market fund that invests in commercial paper and similar instruments.

   Cash and cash equivalents decreased $522,435 from $1,926,081 at December 31, 1999 to $1,403,646 at December 31, 2000. This decrease primarily represents the amount by which distributions to partners and cash used to purchase equipment exceeded cash generated by operating activities and equipment sales.

   During the year ended December 31, 2000, the Partnership declared distributions of cash flow received from operations in the amount of $3,473,706. All distributions to the Class A Limited Partners represented an annualized distribution rate of 11% of their contributed capital and all distributions to the Class B Limited Partner represented an annualized distribution rate of 10% of its contributed capital.

   Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. Based upon the amount of net income reported by the Partnership for accounting purposes, approximately 56% of the 11% cash distributions to the Class A Limited Partners for the year ended December 31, 2000 constituted a return of capital. Additionally, since inception, approximately 69% of the Class A Limited Partner's 11% cash distributions constituted a return of capital. However, the total actual return on capital over a leasing partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized.

RESULTS OF OPERATIONS

     For the year ended December 31, 2000, the Partnership recognized lease revenue of $4,161,267, compared to $4,767,855 and $5,991,987 for the years ended December 31, 1999 and 1998, respectively. The decrease in lease revenue from 1998 to 1999 and from 1999 to 2000 was expected and resulted principally from primary lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

     During 2000, the Partnership sold equipment having a net book value of $167,066 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $201,234 compared to a net gain in 1999 of $346,023 on equipment having a net book value of $941,987 and a net loss in 1998 of $70,529 on equipment having a net book value of $1,057,649.

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

     Depreciation expense was $2,635,037, $3,257,913 and $5,120,090 for the years ended December 31, 2000, 1999 and 1998, respectively. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and
(ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     In 1998, the Partnership changed its estimates of end-of-lease residual values to reflect anticipated deterioration in market value for the Partnership's equipment over the remainder of their primary lease terms. This change in estimate increased depreciation expense and reduced net income by $1,300,000 ($20.00 per Class A Limited Partner) in 1998.

     Management fees were approximately 4.1%, 4.2% and 4.2% of lease revenue during the years ended December 31, 2000, 1999 and 1998, respectively. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

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

     General and administrative expenses consisted primarily of investor reporting expenses, transfer agent fees, audit and tax fees.

ITEM 8. FINANCIAL STATEMENTS

                        PW PREFERRED YIELD FUND II, L.P.

LIST OF FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Auditors                                                 8

Balance Sheets - December 31, 2000 and 1999                                    9

Statements of Income
for the Years ended December 31, 2000 and 1999 and 1998                       10

Statements of Changes in Partners' Equity
for the Years ended December 31, 2000 and 1999 and 1998                       11

Statements of Cash Flows
for the Years ended December 31, 2000 and 1999 and 1998                       12

Notes to Financial Statements                                                 13

                         REPORT OF INDEPENDENT AUDITORS


To the Partners of PW Preferred Yield Fund II, L.P.:

     We have audited the accompanying balance sheets of PW Preferred Yield Fund II, L.P. as of December 31, 2000 and 1999, and the related statements of income, changes in partners' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PW Preferred Yield Fund II, L.P. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.





                                                               ERNST & YOUNG LLP




Boston, Massachusetts
March 9, 2001

                        PW PREFERRED YIELD FUND II, L.P.

                                 BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                                             2000          1999
                                                         -----------   -----------
ASSETS

Cash and cash equivalents                                $ 1,403,646   $ 1,926,081

Rents and other receivables, net of allowance for
    Doubtful accounts of $33,000 and $47,000 at
    December 31, 2000 and 1999, respectively                 200,515       215,706

Receivable from general partner                              149,843       287,294

Equipment at cost, net of accumulated depreciation
   of $12,589,684 and $12,736,703 at December 31, 2000
    and 1999, respectively                                 8,450,576     9,806,215
                                                         -----------   -----------

      Total Assets                                       $10,204,580   $12,235,296
                                                         ===========   ===========


LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued liabilities                 $    54,000   $    54,100
Payable to affiliates                                         96,505       103,043
Deferred rental income                                        51,598        89,162
Distributions payable to partners                            318,785       318,785
                                                         -----------   -----------

      Total Liabilities                                      520,888       565,090
                                                         -----------   -----------


Partners' Equity:
   General Partners                                          468,812       568,137
   Limited Partners:
     Class A (54,027 Units outstanding)                    8,062,265     9,713,555
     Class B                                               1,152,615     1,388,514
                                                         -----------   -----------

      Total Partners' Equity                               9,683,692    11,670,206
                                                         -----------   -----------

      Total and Liabilities and Partners' Equity         $10,204,580   $12,235,296
                                                         ===========   ===========

              The accompanying notes are an integral part of these
                              financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                              STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                               2000                  1999                   1998
                                                                            ----------            ----------            -----------
Revenue:

    Lease revenue                                                           $4,161,267            $4,767,855            $ 5,991,987
    Gain (loss) on sale of equipment                                           201,234               346,023                (70,529)
    Interest income                                                             78,384               101,360                158,354
    Other Income                                                                  --                    --                  154,970
                                                                            ----------            ----------            -----------

      Total Revenue                                                          4,440,885             5,215,238              6,234,782
                                                                            ----------            ----------            -----------

Expenses:

    Depreciation                                                             2,635,037             3,257,913              5,120,090
    Management fees                                                            168,763               199,059                251,216
    General and administrative                                                 149,893               151,860                144,046
                                                                            ----------            ----------            -----------

      Total Expenses                                                         2,953,693             3,608,832              5,515,352
                                                                            ----------            ----------            -----------


Net Income                                                                  $1,487,192            $1,606,406            $   719,430
                                                                            ==========            ==========            ===========

Net Income Allocated:
   To the General Partners                                                  $   74,360            $   80,320            $    35,972
   To the Class A Limited Partners                                           1,320,195             1,419,292                681,993
   To the Class B Limited Partner                                               92,637               106,794                  1,465
                                                                            ----------            ----------            -----------

                                                                            $1,487,192            $1,606,406            $   719,430
                                                                            ==========            ==========            ===========

Net Income per Weighted Average
   Number of Units of Class A Limited
   Partner Interests Outstanding                                            $    24.44            $    26.27            $     12.62
                                                                            ==========            ==========            ===========

Weighted Average Number of
   Units of Class A Limited Partner
   Interests Outstanding                                                        54,027                54,027                 54,027
                                                                            ==========            ==========            ===========



              The accompanying notes are an integral part of these
                              financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                                                                CLASS A              CLASS B
                                                             GENERAL            LIMITED              LIMITED
                                                             PARTNERS           PARTNERS             PARTNER              TOTAL
                                                            ---------         ------------         -----------         ------------
Balance, December 31, 1997                                  $ 799,215         $ 13,555,240         $ 1,937,327         $ 16,291,782

Net income                                                     35,972              681,993               1,465              719,430

Distributions declared to partners                           (173,685)          (2,971,485)           (328,536)          (3,473,706)
                                                            ---------         ------------         -----------         ------------

Balance, December 31, 1998                                    661,502           11,265,748           1,610,256           13,537,506

Net income                                                     80,320            1,419,292             106,794            1,606,406

Distributions declared to partners                           (173,685)          (2,971,485)           (328,536)          (3,473,706)
                                                            ---------         ------------         -----------         ------------

Balance, December 31, 1999                                    568,137            9,713,555           1,388,514           11,670,206

Net income                                                     74,360            1,320,195              92,637            1,487,192

Distributions declared to partners                           (173,685)          (2,971,485)           (328,536)          (3,473,706)
                                                            ---------         ------------         -----------         ------------

Balance, December 31, 2000                                  $ 468,812         $  8,062,265         $ 1,152,615         $  9,683,692
                                                            =========         ============         ===========         ============


              The accompanying notes are an integral part of these
                              financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                        2000              1999              1998
                                                                                    -----------       -----------       -----------
Cash Flows From Operating Activities:
Net income                                                                          $ 1,487,192       $ 1,606,406       $   719,430

Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                     2,635,037         3,257,913         5,120,090
     Recovery of bad debts                                                              (14,000)             --             (53,000)
     (Gain) loss on sale of equipment                                                  (201,234)         (346,023)           70,529

Change in assets and liabilities:
     Rents and  other receivables                                                        29,191           (29,117)          452,930
     Receivable from general partner                                                    137,451            84,696              --
     Accounts payable and accrued liabilities                                              (100)           21,600           (87,877)
     Payable to affiliates                                                               (6,538)           (6,519)         (159,920)
     Deferred rental income                                                             (37,564)           35,307            (9,636)
     Other assets                                                                          --                --              17,572
                                                                                    -----------       -----------       -----------

           Net cash provided by operating activities                                  4,029,435         4,624,263         6,070,118
                                                                                    -----------       -----------       -----------

Cash Flows From Investing Activities:
     Purchase of equipment                                                           (1,446,464)       (4,142,139)       (4,160,388)
     Proceeds from equipment sales                                                      368,300         1,288,010           987,120
                                                                                    -----------       -----------       -----------

           Net cash used in investing activities                                     (1,078,164)       (2,854,129)       (3,173,268)
                                                                                    -----------       -----------       -----------

Cash Flows From Financing Activities:
     Distributions paid to partners                                                  (3,473,706)       (3,473,706)       (3,482,444)
                                                                                    -----------       -----------       -----------

           Net cash used in financing activities                                     (3,473,706)       (3,473,706)       (3,482,444)
                                                                                    -----------       -----------       -----------

Net Decrease in Cash and Cash Equivalents                                              (522,435)       (1,703,572)         (585,594)

Cash and Cash Equivalents at Beginning of Year                                        1,926,081         3,629,653         4,215,247
                                                                                    -----------       -----------       -----------

Cash and Cash Equivalents at End of Year                                            $ 1,403,646       $ 1,926,081       $ 3,629,653
                                                                                    ===========       ===========       ===========


              The accompanying notes are an integral part of these
                              financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


1.   ORGANIZATION OF THE PARTNERSHIP

     PW Preferred Yield Fund II, L.P., a Delaware limited partnership (the "Partnership"), was formed on October 1, 1991 for the purpose of acquiring and leasing equipment. The Partnership is acquiring, on an all-cash basis, a portfolio of equipment subject to triple net leases (I.E., repairs, insurance and taxes are paid by the lessees) with third parties.

     Pembroke Financial Limited Partnership, a Massachusetts limited partnership (the "Managing General Partner") and General Equipment Management II, Inc., a Delaware corporation (the "Administrative General Partner") are the General Partners of the Partnership. The Managing General Partner is affiliated with Equis Financial Group Limited Partnership ("EFG"), a Massachusetts limited partnership, which acts as Equipment Manager for the Partnership. The Administrative General Partner is a wholly-owned subsidiary of Paine Webber Group Inc. PYB Limited Partnership, a Massachusetts limited partnership, is the Class B Limited Partner ("Class B Limited Partner"). EFG acquired all of the equity ownership interest in PYB Limited Partnership as of November 1, 1993.

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


2.   SIGNIFICANT ACCOUNTING POLICIES

STATEMENT OF CASH FLOWS

     The Partnership considers liquid investment instruments purchased with a maturity of three months or less to be cash equivalents. The Partnership invests working capital and cash flows from operations, prior to distribution to partners or their reinvestment in additional equipment, in short-term highly liquid investments. At December 31, 2000 and 1999, the Partnership had approximately $865,000 and $698,000, respectively, invested in commercial paper and a money market fund that invests in similar instruments.

REVENUE RECOGNITION

     Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $5,942,918 are due as follows:


        For the year ending December 31, 2001              $  2,877,199
                                         2002                 1,581,226
                                         2003                   947,621
                                         2004                   500,141
                                         2005                    25,878
                                   Thereafter                    10,853
                                                           ------------

                                        Total              $  5,942,918
                                                           ============


     Revenue from major individual lessees which accounted for 10% or more of lease revenue during the years ended December 31, 2000, 1999 and 1998 is as follows:

                                         PERCENTAGE OF LEASE REVENUE
                              --------------------------------------------------
                                  2000               1999               1998
                              ------------       ------------       ------------
Chrysler Corporation              23%                18%                17%
General Motors Corporation        11%                11%                --

USE OF ESTIMATES

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

RECLASSIFICATION

     Certain 1999 balances have been reclassified to conform to the 2000 presentation.

RECEIVABLE FROM GENERAL PARTNER

    Certain rents and proceeds from the sale of equipment are paid directly to EFG. EFG temporarily deposits collected funds in a separate escrow account and remits such amounts to the Partnership on a monthly basis.


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

1.   DURING THE REINVESTMENT PERIOD (WHICH ENDED IN 2000):
     ----------------------------------------------------

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

2.   AFTER THE REINVESTMENT PERIOD:
     -----------------------------

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


4.   EQUIPMENT ON OPERATING LEASES

     The following is a summary of equipment owned by the Partnership at December 31, 2000 and 1999:

                             REMAINING LEASE              EQUIPMENT AT COST
                            TERM (MONTHS) AT        ---------------------------
     EQUIPMENT TYPE         DECEMBER 31, 2000            2000           1999
     --------------         -----------------       ------------    -----------
Industrial equipment               0-70              $20,857,311    $20,894,095
Business equipment                 0-32                  182,949      1,648,823
                                                    ------------    -----------

Total equipment cost                                  21,040,260     22,542,918

Less: Accumulated depreciation                       (12,589,684)   (12,736,703)
                                                    ------------    -----------

Equipment, net                                       $ 8,450,576    $ 9,806,215
                                                    ============    ===========

     The above summary includes equipment held for sale or re-lease with a cost and net book value of approximately $95,000 and $4,000, respectively, at December 31, 2000. At December 31, 1999, the Partnership had only fully depreciated equipment with a cost of approximately $593,000 held for sale or re-lease. The General Partners are actively seeking the sale or re-lease of all such equipment not on lease.

     At December 31, 2000, industrial equipment includes materials handling (approximately 59%), construction and mining (approximately 10%), retail store fixtures (approximately 9%), furniture & fixtures (approximately 4%), general purpose plant/warehouse (approximately 3%), research & test (approximately 1%), trailers & intermodal containers (less than 1%) and manufacturing (approximately 12%), and business equipment includes computers and periphals (approximately 1%), communications (less than 1%), and photocopying (less than 1%).

     At December 31, 1999, industrial equipment includes materials handling (approximately 55%), construction and mining (approximately 11%), retail store fixtures (approximately 9%), furniture & fixtures (approximately 4%), general purpose plant/warehouse (approximately 3%), research & test (approximately 2%), trailers & intermodal containers (less than 1%) and manufacturing (approximately 9%), and business equipment includes computers and periphals (approximately 4%), communications (approximately 3%), and photocopying (less than 1%).

     All percentages are based upon total equipment cost. Business equipment owned by the Partnership is limited to approximately 60% of the value of the Partnership's total equipment.

     In 1998, the Partnership changed its estimates of end-of-lease residual values to reflect anticipated deterioration in market value for the Partnership's equipment over the remainder of their primary lease terms. This change in estimate increased depreciation expense and reduced net income by $1,300,000 ($20.00 per Class A Limited Partner) in 1998.

5.   TRANSACTIONS WITH AFFILIATES

ACQUISITION OF EQUIPMENT

     Pursuant to its investment objectives, the Partnership has acquired, on an all-cash basis, certain leased equipment from EFG, an affiliate of the Managing General Partner. The Partnership purchased equipment aggregating $1,446,464, $4,142,139 and $4,160,388 (including acquisition fees) during the 2000, 1999 and 1998, respectively.

ACQUISITION FEES

     The Managing General Partner, or its affiliates, receives or is entitled to receive a fee equal to (i) 2.25% of the purchase price of equipment purchased with net offering proceeds from the sale of Units, and (ii) 3% of the purchase price of equipment purchased with reinvested Partnership cash flow as compensation for evaluating, selecting, negotiating and consummating the acquisition of the equipment. The Managing General Partner, or its affiliates, earned acquisition fees of $42,130, $120,645 and $121,176 in 2000, 1999 and
1998, respectively.

MANAGEMENT FEES

     The General Partners are entitled to receive a monthly fee in an amount equal to 2% of gross rentals for Full Payout Leases, as defined in the Partnership Agreement and 5% of gross rentals for Operating Leases (payable 66.67% to the Managing General Partner and 33.33% to the Administrative General Partner) as compensation for services rendered in connection with the management of the equipment. Management fees of $168,763, $199,059 and $251,216 were earned by the General Partners during 2000, 1999 and 1998, respectively. Effective July 1, 1998, the Managing General Partner agreed to perform certain administrative functions on behalf of the Partnership that previously had been performed by the Administrative General Partner. For these services, the Administrative General Partner pays the Managing General Partner an amount equivalent to the fees otherwise due the Administrative General Partner.

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

6.   RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

     The following is a reconciliation of the net income as shown in the accompanying financial statements to the taxable income reported for federal income tax purposes:


                                                                            2000                    1999                    1998
                                                                        -----------             -----------             -----------
Net income per financial statements                                     $ 1,487,192             $ 1,606,406             $   719,430
Increase (decrease) resulting from:
   Provisions for bad debts                                                 (14,000)                   --                  (153,000)
   Depreciation                                                            (286,536)               (504,786)              1,085,016
   Gain on sale of equipment and other                                     (452,913)               (153,954)                 12,363
   Deferred rental income                                                   (37,564)                 35,307                  (9,636)
   Other                                                                       --                    (4,675)                (20,887)
                                                                        -----------             -----------             -----------
Taxable income per federal income
   Tax return                                                           $   696,179             $   978,298             $ 1,633,286
                                                                        ===========             ===========             ===========

   The following is a reconciliation of the Partnership's capital accounts as shown in the accompanying financial statements to the tax bases capital accounts:

                                                                                                   2000                    1999
                                                                                               ------------            ------------
Net assets per financial statements                                                            $  9,683,692            $ 11,670,206
Increase (decrease) resulting from:
    Commisions and expenses paid in connection with the sale
       of Class A Limited Partner Units                                                           3,260,594               3,260,594
    Distributions payable to partners                                                               318,785                 318,785
    Deferred rental income                                                                           51,598                  89,162
    Accumulated depreciation                                                                     (1,660,517)               (921,068)
    Writedowns and allowance for doubtful accounts                                                   33,000                  47,000
                                                                                               ------------            ------------

Tax bases of net assets                                                                        $ 11,687,152            $ 14,464,679
                                                                                               ============            ============

7.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                             MAR. 31              JUN. 30             SEPT. 30              DEC. 31
                                                           ----------           ----------           ----------           ----------
2000:
Total Revenue                                              $1,103,486           $1,067,625           $1,222,702           $1,047,072
Net Income                                                    300,650              362,181              491,362              332,999
Net Income per Class A Limited
  Partner                                                        5.01                 5.96                 7.95                 5.52

1999:
Total Revenue                                              $1,320,435           $  945,769           $1,478,210           $1,470,824
Net Income                                                    376,703              142,355              496,949              590,399
Net Income per Class A Limited
  Partner                                                        6.18                 2.58                 8.03                 9.47


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

                     PEMBROKE FINANCIAL LIMITED PARTNERSHIP
                 (A MASSACHUSETTS LIMITED PARTNERSHIP, OF WHICH
            AFG LEASING VII INCORPORATED IS THE SOLE GENERAL PARTNER)

         NAME                               POSITIONS HELD
         ----                               --------------
Geoffrey A. MacDonald         Chairman and a member of the Executive Committee
                              of EFG and President and a Director of AFG Leasing
                              VII Incorporated

Gary D. Engle                 President and Chief Executive Officer and member
                              of the Executive Committee of EFG and a Director
                              of AFG Leasing VII Incorporated

Michael J. Butterfield        Executive Vice President and Chief Operating
                              Officer of EFG and Treasurer and Clerk of AFG
                              Leasing VII Incorporated

     Geoffrey A. McDonald, age 52, is a co-founder, member of the Executive Committee and Chairman of EFG. Mr. MacDonald served as co-founder, Director and Senior Vice President of EFG's predecessor corporation from 1980 to 1988. Mr. MacDonald is President and a Director of AFG Leasing VII Incorporated and President of American Finance Group Securities Corp. Prior to co-founding EFG's predecessor, Mr. MacDonald held various executive and management positions in the leasing and pharmaceutical industries. Mr. MacDonald holds an MBA from Boston College and a BA degree from the University of Massachusetts (Amherst).

     Gary D. Engle, age 52, is President, Chief Executive Officer and a member of the Executive Committee of EFG and a Director of AFG Leasing VII Incorporated. Mr. Engle joined EFG in 1990 as Executive Vice President and acquired control of EFG and its subsidiaries in December 1994. Mr. Engle is Vice President and a Director of certain of EFG's subsidiaries and affiliates. Mr. Engle is also Chairman, Chief Executive Officer, and a member of the Board of Directors of Semele Group, Inc. ("Semele"). From 1987 to 1990, Mr. Engle was a principal and co-founder of Cobb Partners Development, Inc., a real estate and mortgage banking company. From 1980 to 1987, Mr. Engle was Senior Vice President and Chief Financial Officer of Arvida Disney Company, a large-scale community development company owned by Walt Disney Company. Prior to 1980, Mr. Engle served in various management consulting and institutional brokerage capacities. Mr. Engle has an MBA from Harvard University and a BS degree from the University of Massachusetts (Amherst).

     Mr. Butterfield, age 41, is Executive Vice President and Chief Operating Officer of EFG and is Treasurer and Clerk of several of EFG's subsidiaries and affiliates, including AFG Leasing VII Incorporated. Mr. Butterfield joined EFG in June 1992, became Vice President, Finance and Treasurer of EFG and certain of it's affiliates in April 1996 and in June 2000, was promoted to Executive Vice President and Chief Operating Officer of EFG. Prior to joining EFG, Mr. Butterfield was an Audit Manager with Ernst & Young LLP, which he joined in 1987. Mr. Butterfield was employed in public accounting and industry positions in New Zealand and London (UK) prior to coming to the United States in 1987. Mr. Butterfield attained his Associate Chartered Accountant (A.C.A.) professional qualification in New Zealand and has completed his CPA requirements in the United States. He holds a Bachelor of Commerce degree from the University of Otago, Dunedin, New Zealand.

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

     Stephen R. Dyer, age 41, is President and a Director of the Administrative General Partner. He joined Paine Webber Incorporated in June 1988 as a Divisional Vice President and is currently a Senior Vice President and Director of Private Investments. Prior to joining Paine Webber Incorporated, Mr. Dyer had been employed, since June 1987, as an Assistant Vice President in the Retail National Products Group of L.F. Rothschild & Co. Incorporated. Prior to joining L.F. Rothschild, he was employed, beginning in January 1985, as an Associate in the Real Estate Department of Thomson McKinnon Securities Inc. From July 1981 to August 1983, Mr. Dyer was on the audit staff of the accounting firm of Arthur Young & Company. He received his Bachelor of Science degree in Accounting in 1981 from Boston College and a Masters of Business Administration from Indiana University in December 1984. Mr. Dyer is a Certified Public Accountant.

     Clifford B. Wattley, age 51, is a Vice President, Assistant Secretary and Director of the Administrative General Partner. Mr. Wattley is a Corporate Vice President with Paine Webber Incorporated, having joined the firm in 1986. He also was employed previously by Paine, Webber, Jackson & Curtis from 1979 to 1980. From 1986 to 1992, Mr. Wattley participated in Paine Webber's Principal Transactions Group. Mr. Wattley has been a member of the Private Investment Department since 1992. He holds a Bachelor of Science degree in engineering from Columbia University and a Masters in Business Administration from Harvard University.

     Carmine Fusco, age 32, is Vice President, Secretary, Treasurer and Chief Financial and Accounting Officer of the Administrative General Partner, he also serves as an Assistant Vice President within the Private Investments Department of PaineWebber Incorporated. Mr. Fusco was previously employed as a Financial Valuation Consultant in the Business Valuation Group of Deloitte & Touche, LLP from January 1997 to August 1998. He was employed as a Commodity Fund Analyst in the Managed Futures Department of Dean Witter Reynolds Incorporated, from October 1994 to November 1995. Prior to joining Dean Witter, Mr. Fusco was a Mutual Fund Accountant with the Bank of New York Company, Incorporated. He received his Bachelor of Science degree in Accounting and Finance in May 1991 from Rider University and a Master of Business Administration from Seton Hall University in June 1996.


ITEM 11. EXECUTIVE COMPENSATION

     No compensation was paid by the Partnership to the officers and directors of the General Partners. See Item 13 of this Report, "Certain Relationships and Related Transactions", which is incorporated herein by reference, for a description of the compensation and fees paid to the General Partners and their affiliates by the Partnership during 2000.

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

               Administrative General Partner:

                    General Equipment Management II, Inc.
                    1200 Harbor Boulevard, 5th Floor
                    Weehawken, NJ 07087

               Class B Limited Partner:

                    PYB Limited Partnership
                    88 Broad Street
                    Boston, MA 02110

     (b) No directors or officers of the Managing General Partner, the Administrative General Partner or the Class B Limited Partner owned any Units as of March 1, 2001.

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

ACQUISITION OF EQUIPMENT

     Pursuant to its investment objectives, the Partnership has acquired, on an all-cash basis, certain leased equipment from EFG, an affiliate of the Managing General Partner. The Partnership purchased equipment aggregating $1,446,464, $4,142,139 and $4,160,388 (including acquisition fees) during the 2000, 1999 and 1998, respectively.

ACQUISITION FEES

     The Managing General Partner, or its affiliates, receives or is entitled to receive a fee equal to (i) 2.25% of the purchase price of equipment purchased with net offering proceeds from the sale of Units, and (ii) 3% of the purchase price of equipment purchased with reinvested Partnership cash flow as compensation for evaluating, selecting, negotiating and consummating the acquisition of the equipment. The Managing General Partner, or its affiliates, earned acquisition fees of $42,130, $120,645 and $121,176 in 2000, 1999 and
1998, respectively.

MANAGEMENT FEES

     The General Partners are entitled to receive a monthly fee in an amount equal to 2% of gross rentals for Full Payout Leases, as defined in the Partnership Agreement and 5% of gross rentals for Operating Leases (payable 66.67% to the Managing General Partner and 33.33% to the Administrative General Partner) as compensation for services rendered in connection with the management of the equipment. Management fees of $168,763, $199,059 and $251,216 were earned by the General Partners during 2000, 1999 and 1998, respectively. Effective July 1, 1998, the Managing General Partner agreed to perform certain administrative functions on behalf of the Partnership that previously had been performed by the Administrative General Partner. For these services, the Administrative General Partner pays the Managing General Partner an amount equivalent to the fees otherwise due the Administrative General Partner.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this Report:

     and

     (d)

          1. Financial Statements: (Incorporated by reference to Item 8 of this Report, "Financial Statements").

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

Dated: April 2, 2001

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

                                   By:      /s/ STEPHEN R. DYER
                                            Stephen R. Dyer
                                            PRESIDENT AND DIRECTOR

                                   By:      /s/ CARMINE  FUSCO
                                            Carmine Fusco
                                            VICE PRESIDENT, SECRETARY,
                                            TREASURER, CHIEF FINANCIAL AND
                                            ACCOUNTING OFFICER

                           By: Pembroke Financial Limited Partnership Managing General Partner

                                   By:      /s/ GEOFFREY A. MACDONALD
                                            Geoffrey A. MacDonald
                                            PRESIDENT

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 2, 2001.

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