Form 10-Q
period 2001-03-31
PAINEWEBBER PREFERRED YIELD FUND 2 LP
filed 2001-05-15
CIK 880297

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

                        PW PREFERRED YIELD FUND II, L.P.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                          QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

                                                                                               PAGE

PART I.    FINANCIAL INFORMATION

           Item 1.           Financial Statements

                             Balance Sheets - March 31, 2001 and December 31,
                             2000 (unaudited)                                                   3

                             Statements of Income for the three months ended
                             March 31, 2001 and 2000 (unaudited)                                4

                             Statements of Partners' Equity for the three
                             months ended March 31, 2001 and 2000 (unaudited)                   5

                             Statements of Cash Flows for the three months
                             ended March 31, 2001 and 2000 (unaudited)                          6

                             Notes to Financial Statements (unaudited)                        7-8

           Item 2.           Management's Discussion and Analysis of Financial
                             Condition and Results of Operations                             9-10

PART II.   OTHER INFORMATION

           Item 1.           Legal Proceedings                                                 11

           Item 5.           Other Information                                                 11

           Item 6.           Exhibits and Reports on Form 8-K                                  11

                             Signatures                                                        12

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        PW PREFERRED YIELD FUND II, L.P.

                                 BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)

                                                                                 MARCH 31,   DECEMBER 31,
                                                                                  2001          2000
                                                                                 ----------   -----------

                                                           ASSETS

Cash and cash equivalents                                                        $1,472,495   $ 1,403,646
Rents and other receivables, net of allowance for doubtful
   accounts of $33,000 at March 31, 2001 and
   December 31, 2000, respectively                                                  222,093       200,515
Receivable from general partner                                                   1,255,923       149,843
Equipment at cost, net of accumulated depreciation of
   $11,870,376 and $12,589,684 at March 31, 2001 and
   December 31, 2000, respectively                                                6,733,903     8,450,576
                                                                                 ----------   -----------

              Total Assets                                                       $9,684,414   $10,204,580
                                                                                 ==========   ===========


                                              LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

   Accounts payable and accrued liabilities                                      $   45,325   $    54,000
   Payable to affiliates                                                            121,768        96,505
   Deferred rental income                                                            82,715        51,598
   Distributions payable to partners                                                318,785       318,785
                                                                                 ----------   -----------

      Total Liabilities                                                             568,593       520,888
                                                                                 ----------   -----------


PARTNERS' EQUITY:

   General Partners                                                                 440,418       468,812
   Limited Partners:
     Class A (54,027 Units outstanding)                                           7,590,222     8,062,265
     Class B                                                                      1,085,181     1,152,615
                                                                                 ----------   -----------

       Total Partners' Equity                                                     9,115,821     9,683,692
                                                                                 ----------   -----------

              Total Liabilities and Partners' Equity                             $9,684,414   $10,204,580
                                                                                 ==========   ===========


                 The accompanying notes are an integral part of
                          these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                              STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                           2001          2000
                                        -----------    ----------
REVENUE:
    Lease revenue                       $ 1,499,106    $1,065,705
    (Loss) gain on sale of equipment       (515,660)       23,573
    Interest income                          13,014        14,208
                                        -----------    ----------

         Total Revenue                      996,460     1,103,486
                                        -----------    ----------

EXPENSES:
    Depreciation                            596,019       714,650
    Management fees (Note 2)                 65,624        43,868
    General and administrative               34,262        44,318
                                        -----------    ----------

         Total Expenses                     695,905       802,836
                                        -----------    ----------

NET INCOME                              $   300,555    $  300,650
                                        ===========    ==========

NET INCOME ALLOCATED:
   To the General Partners              $    15,027    $   15,033
   To the Class A Limited Partners          270,828       270,907
   To the Class B Limited Partner            14,700        14,710
                                        -----------    ----------

                                        $   300,555    $  300,650
                                        ===========    ==========

NET INCOME PER WEIGHTED AVERAGE
   NUMBER OF UNITS OF CLASS A LIMITED
   PARTNER INTEREST OUTSTANDING         $      5.01    $     5.01
                                        ===========    ==========

WEIGHTED AVERAGE NUMBER OF
   UNITS OF CLASS A LIMITED PARTNER
   INTEREST OUTSTANDING                      54,027        54,027
                                        ===========    ==========


                 The accompanying notes are an integral part of
                          these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                    CLASS A       CLASS B
                                     GENERAL        LIMITED       LIMITED
                                     PARTNERS       PARTNERS      PARTNER          TOTAL
                                     ---------    -----------    -----------    ------------

Balance, January 1, 2001             $ 468,812    $ 8,062,265    $ 1,152,615    $  9,683,692
Net income                              15,027        270,828         14,700         300,555
Distributions declared to partners     (43,421)      (742,871)       (82,134)       (868,426)
                                     ---------    -----------    -----------    ------------

Balance, March 31, 2001              $ 440,418    $ 7,590,222    $ 1,085,181    $  9,115,821
                                     =========    ===========    ===========    ============

Balance, January 1, 2000             $ 568,137    $ 9,713,555    $ 1,388,514    $ 11,670,206
Net income                              15,033        270,907         14,710         300,650
Distributions declared to partners     (43,421)      (742,871)       (82,134)       (868,426)
                                     ---------    -----------    -----------    ------------

Balance, March 31, 2000              $ 539,749    $ 9,241,591    $ 1,321,090    $ 11,102,430
                                     =========    ===========    ===========    ============


                 The accompanying notes are an integral part of
                          these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                              2001           2000
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                            $   300,555    $   300,650
     Adjustments to reconcile net income to net cash
       from operating activities:
         Depreciation                                          596,019        714,650
         Loss (gain) on sale of equipment                      515,660        (23,573)
      Change in assets and liabilities:
          Rents and other receivables                          (21,578)        86,866
          Receivable from general partner                   (1,106,080)       113,194
          Allowance for doubtful accounts                         --          (14,000)
          Accounts payable and accrued liabilities              (8,675)        (7,600)
          Payable to affiliates                                 25,263            527
          Deferred rental income                                31,117         (4,966)
                                                           -----------    -----------

             Net cash from operating activities                332,281      1,165,748
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                          --         (152,049)
   Proceeds from equipment sales                               604,994         38,130
                                                           -----------    -----------

            Net cash from (used in) investing activities       604,994       (113,919)
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions paid to partners                             (868,426)      (868,426)
                                                           -----------    -----------

            Net cash used in financing activities             (868,426)      (868,426)
                                                           -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       68,849        183,403

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             1,403,646      1,926,081
                                                           -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 1,472,495    $ 2,109,484
                                                           ===========    ===========


                 The accompanying notes are an integral part of
                          these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001
                                   (UNAUDITED)

1.       GENERAL

         The financial statements presented herein are prepared in conformity with generally accepted accounting principles for interim financial information and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 2000 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 2000 Annual Report.

         In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included.

         Certain 2000 amounts have be reclassified to conform to the current year presentation.

2.       TRANSACTIONS WITH AFFILIATES

                        ACQUISITION AND OPERATING STAGES

         ACQUISITION OF EQUIPMENT Pursuant to its investment objectives, the Partnership acquired, on an all-cash basis, certain leased equipment from Equis Financial Group L.P. ("EFG") (formerly American Finance Group or AFG), an affiliate of the Managing General Partner.

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

         ACQUISITION FEE The Managing General Partner, or its affiliates, received or was entitled to receive a fee equal to (i) 2.25% of the purchase price of equipment purchased with net offering proceeds from the sale of Units, and (ii) 3% of the purchase price of equipment purchased with reinvested Partnership cash flow as compensation for evaluating, selecting, negotiating and consummating the acquisition of the equipment.

                        PW PREFERRED YIELD FUND II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (CONTINUED)

         MANAGEMENT FEES The General Partners are entitled to receive a monthly fee in an amount equal to 2% of gross rentals for Full Payout Leases, as defined in the Partnership Agreement and 5% of gross rentals for Operating Leases (payable 66.67% to the Managing General Partner and 33.33% to the Administrative General Partner) as compensation for services rendered in connection with the management of the equipment. Management fees of $65,624 and $43,868 were earned by the General Partners during the three months ended March 31, 2001 and 2000, respectively. Effective July 1, 1998, the Managing General Partner agreed to perform certain administrative functions on behalf of the Partnership that previously had been performed by the Administrative General Partner. For these services, the Administrative General Partner pays the Managing General Partner an amount equivalent to the fees otherwise due the Administrative General Partner.

         DISPOSITION FEES The General Partners, or their affiliates, were entitled to receive a subordinated disposition fee in an amount equal to the lesser of (i) 50% of the fee that would be charged by an unaffiliated party, or
(ii) 3% of the gross contract price relating to each sale of equipment (payable 50% to the Managing General Partner or its affiliates and 50% to the Administrative General Partner) as compensation for negotiating and consummating sales of equipment. During the fourth quarter of 1998, the Partnership reversed previously accrued subordinated disposition fees because the General Partners concluded that it was no longer probable that these subordinated disposition fees would be paid. The Partnership has not accrued for subordinated disposition fees during 1999, 2000 or 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term highly liquid investments. These investments are primarily short-term commercial paper issued by large domestic corporations. At March 31, 2001, the Partnership had approximately $879,000 invested in a money market fund that invests in commercial paper and similar instruments.

     Cash and cash equivalents increased $68,849 from $1,403,646 at December 31, 2000 to $1,472,495 at March 31, 2001. This increase primarily represents the amount by which cash generated by operating activities and equipment sales exceeded distributions to partners.

     During the three months ended March 31, 2001, the Partnership declared distributions of cash flow received from operations in the amount of $868,426. All distributions to the Class A Limited Partners represented an annualized distribution rate of 11% of their contributed capital and all distributions to the Class B Limited Partner represented an annualized distribution rate of 10% of its contributed capital.

     Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. Based upon the amount of net income reported by the Partnership for accounting purposes, approximately 64% of the 11% cash distributions to the Class A Limited Partners for the three months ended March 31, 2001 constituted a return of capital. Additionally, since inception, approximately 69% of the Class A Limited Partner's 11% cash distributions constituted a return of capital. However, the total actual return on capital over a leasing partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized.

RESULTS OF OPERATIONS

     For the three months ended March 31, 2001, the Partnership recognized lease revenue of $1,499,106 compared to $1,065,705 for the same period in 2000. The increase in lease revenue from 2000 to 2001 is due principally to the receipt of lease termination proceeds in 2001 from a lessee of the Partnership. In March 2001, the lessee paid $513,479 as part of an agreement to early terminate its lease. In future, lease revenue is expected to decline as a result of primary lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

     During the three months ended March 31, 2001, the Partnership sold equipment having a net book value of $1,120,654 to existing lessees and third parties. These sales resulted in a net loss, for financial statement purposes, of $515,660 compared to a net gain in 2000 of $23,573 on equipment having a net book value of $14,557.

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

     Depreciation expense was $596,019 and $714,650 for the three months ended March 31, 2001 and 2000, respectively. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Management fees were approximately 4.4% and 4.1% of lease revenue during the three months ended March 31, 2001 and 2000, respectively. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

     The General Partners, or their affiliates, were entitled to receive a subordinated disposition fee in an amount equal to the lesser of (i) 50% of the fee that would be charged by an unaffiliated party, or (ii) 3% of the gross contract price relating to each sale of equipment (payable 50% to the Managing General Partner or its affiliates and 50% to the Administrative General Partner) as compensation for negotiating and consummating sales of equipment. During the fourth quarter of 1998, the Partnership reversed previously accrued subordinated disposition fees because the General Partners concluded that it was no longer probable that these subordinated disposition fees would be paid. The Partnership has not accrued for subordinated disposition fees during 1999, 2000 or 2001.

     General and administrative expenses consisted primarily of investor reporting expenses, transfer agent fees, audit and tax fees.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      None.

         (b) The Partnership did not file any Forms 8-K during the first quarter of the fiscal year ending December 31, 2001.

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

                                  PW Preferred Yield Fund II, L.P.
                                  (Registrant)

                                  By: General Equipment Management II, Inc. A General Partner

Date: May 15, 2001                By:      /s/ Carmine Fusco
                                           Carmine Fusco
                                           VICE PRESIDENT, SECRETARY,
                                           TREASURER AND CHIEF FINANCIAL
                                           AND ACCOUNTING OFFICER