Form 10-Q
period 2001-06-30
PAINEWEBBER PREFERRED YIELD FUND 2 LP
filed 2001-08-10
CIK 880297

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-22300

PW Preferred Yield Fund II, L.P.

(Exact name of registrant as specified in its charter)

Delaware	84–1180783
(State of organization)	(IRS Employer Identification No.)

88 Broad Street
Boston, Massachusetts	02110
(Address of principal	(Zip Code)
executive offices)

Registrant’s telephone number, including area code (617)854–5800

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐.

PW Preferred Yield Fund II, L.P.
Quarterly Report on Form 10–Q for the
Quarter Ended June 30, 2001

Part I. FINANCIAL INFORMATION

Item 1.                    Financial Statements

PW PREFERRED YIELD FUND II, L.P.

BALANCE SHEETS
JUNE 30, 2001 AND DECEMBER 31, 2000
(unaudited)

	June 30, 2001	December 31, 2000

ASSETS
Cash and cash equivalents	$2,560,184	$1,403,646
Rents and other receivables, net of allowance for doubtful accounts of $18,000 and $33,000 at June 30, 2001 and December 31, 2000, respectively	217,264	200,515
Receivable from general partner	204,788	149,843
Equipment at cost, net of accumulated depreciation of $12,189,832 and $12,589,684 at June 30, 2001 and December 31, 2000, respectively	6,145,063	8,450,576

Total Assets	$9,127,299	$10,204,580

LIABILITIES AND PARTNERS' EQUITY
Liabilities:
Accounts payable and accrued liabilities	$29,500	$54,000
Payable to affiliates	99,258	96,505
Deferred rental income	143,360	51,598
Distributions payable to partners	318,785	318,785

Total Liabilities	590,903	520,888

Partners’ Equity:
General Partners	411,447	468,812
Limited Partners:
Class A (54,027 Units outstanding)	7,108,575	8,062,265
Class B	1,016,374	1,152,615

Total Partners' Equity	8,536,396	9,683,692

Total Liabilities and Partners’ Equity	$9,127,299	$10,204,580

The accompanying notes are an integral part of these financial statements.

PW PREFERRED YIELD FUND II, L.P.

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
(unaudited)

	2001	2000

Revenue:
Lease revenue	$890,997	$1,037,157
Gain on sale of equipment	15,994	6,427
Interest income	13,950	24,041

Total Revenue	920,941	1,067,625

Expenses:
Depreciation	571,410	635,900
Management fees (Note 2)	34,565	42,364
General and administrative	25,964	27,180

Total Expenses	631,939	705,444

Net Income	$289,002	$362,181

Net Income Allocated:
To the General Partners	$14,451	$18,109
To the Class A Limited Partners	261,224	322,054
To the Class B Limited Partner	13,327	22,018

	$289,002	$362,181

Net Income per Weighted Average Number of Units of Class A Limited Partner Interest Outstanding	$4.84	$5.96

Weighted Average Number of Units of Class A Limited Partner Interest Outstanding	54,027	54,027

The accompanying notes are an integral part of these financial statements.

PW PREFERRED YIELD FUND II, L.P.

STATEMENTS OF INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(unaudited)

	2001	2000

Revenue:
Lease revenue	$2,390,103	$2,102,862
Gain (loss) on sale of equipment	(499,666)	30,000
Interest income	26,964	38,249

Total Revenue	1,917,401	2,171,111

Expenses:
Depreciation	1,167,429	1,350,550
Management fees (Note 2)	100,189	86,232
General and administrative	60,226	71,498

Total Expenses	1,327,844	1,508,280

Net Income	$589,557	$662,831

Net Income Allocated:
To the General Partners	$29,478	$33,142
To the Class A Limited Partners	532,052	592,961
To the Class B Limited Partner	28,027	36,728

	$589,557	$662,831

Net Income per Weighted Average Number of Units of Class A Limited Partner Interest Outstanding	$9.85	$10.98

Weighted Average Number of Units of Class A Limited Partner Interest Outstanding	54,027	54,027

The accompanying notes are an integral part of these financial statements.

PW PREFERRED YIELD FUND II, L.P.

STATEMENTS OF PARTNERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(unaudited)

	General Partners	Class A Limited Partners	Class B Limited Partner	Total

Balance, January 1, 2001	$468,812	$8,062,265	$1,152,615	$9,683,692
Net income	29,478	532,052	28,027	589,557
Distributions declared to partners	(86,843)	(1,485,742)	(164,268)	(1,736,853)

Balance, June 30, 2001	$411,447	$7,108,575	$1,016,374	$8,536,396

Balance, January 1, 2000	$568,137	$9,713,555	$1,388,514	$11,670,206
Net income	33,142	592,961	36,728	662,831
Distributions declared to partners	(86,843)	(1,485,742)	(164,268)	(1,736,853)

Balance, June 30, 2000	$514,436	$8,820,774	$1,260,974	$10,596,184

The accompanying notes are an integral part of these financial statements.

PW PREFERRED YIELD FUND II, L.P.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2001 and 2000
(unaudited)

	2001	2000

Cash Flows From Operating Activities:
Net income	$589,557	$662,831

Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,167,429	1,350,550
Loss (gain) on sale of equipment	499,666	(30,000)
Change in assets and liabilities:
Rents and other receivables	(1,749)	40,058
Receivable from general partner	(54,945)	57,813
Allowance for doubtful accounts	(15,000)	(14,000)
Accounts payable and accrued liabilities	(24,500)	6,400
Payable to affiliates	2,753	(4,850)
Deferred rental income	91,762	23,616

Net cash from operating activities	2,254,973	2,092,418

Cash Flows From Investing Activities:
Purchase of equipment	—	(697,611)
Proceeds from equipment sales	638,418	133,228

Net cash from (used in) investing activities	638,418	(564,383)

Cash Flows From Financing Activities:
Distributions paid to partners	(1,736,853)	(1,736,853)

Net cash used in financing activities	(1,736,853)	(1,736,853)

Net Increase (Decrease) in Cash And Cash Equivalents	1,156,538	(208,818)

Cash and Cash Equivalents at Beginning of Period	1,403,646	1,926,081

Cash and Cash Equivalents at End of Period	$2,560,184	$1,717,263

The accompanying notes are an integral part of these financial statements.

PW PREFERRED YIELD FUND II, L.P.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2001
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

             Certain 2000 amounts have been reclassified to conform to the current year presentation.

2.          Transactions with Affiliates

Acquisition and Operating Stages

             Acquisition of Equipment Pursuant to its investment objectives, the Partnership acquired, on an all–cash basis, certain leased equipment from Equis Financial Group L.P. (“EFG”) (formerly American Finance Group or AFG), an affiliate of the Managing General Partner.

             The purchase price of the equipment acquired from EFG is equal to the lesser of the adjusted cost of the equipment or the appraised value of the equipment at the time of its acquisition by the Partnership (“EFG carrying value”).  The adjusted cost of the equipment is equal to the price paid by EFG, plus the cost of an appraisal, EFG’s cost of interim financing for the equipment and any taxes paid by EFG, less certain interim rentals received by EFG with respect to the equipment.

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

             Management Fees The General Partners are entitled to receive a monthly fee in an amount equal to 2% of gross rentals for Full Payout Leases, as defined in the Partnership Agreement and 5% of gross rentals for Operating Leases (payable 66.67% to the Managing General Partner and 33.33% to the Administrative General Partner) as compensation for services rendered in connection with the management of the equipment.  Management fees of $34,565 and $100,189 were earned by the General Partners during the quarter and six months ended June 30, 2001.  Effective July 1, 1998, the Managing General Partner agreed to perform certain administrative functions on behalf of the Partnership that previously had been performed by the Administrative General Partner.  For these services, the Administrative General Partner pays the Managing General Partner an amount equivalent to the fees otherwise due the Administrative General Partner.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the Financial Statements of the Partnership and the Notes thereto. This Report contains, in addition to historical information, forward–looking statements that include risks and other uncertainties. The Partnership's actual results may differ materially from those anticipated in these forward–looking statements. Factors that might cause such a difference include those discussed below, as well as general economic and business conditions, competition and other factors discussed elsewhere in this report. The Partnership undertakes no obligation to release publicly any revisions to these forward–looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

Liquidity and Capital Resources

             The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short–term highly liquid investments. These investments are primarily short–term commercial paper issued by large domestic corporations. At June 30, 2001, the Partnership had approximately $1.9 million invested in a money market fund that invests in commercial paper and similar instruments.

             Cash and cash equivalents increased $1,156,538 from $1,403,646 at December 31, 2000 to $2,560,184 at June 30, 2001.  This increase primarily represents the amount by which cash generated by operating activities and equipment sales exceeded distributions to partners.

             During the six months ended June 30, 2001, the Partnership declared distributions of cash flow received from operations in the amount of $1,736,853. All distributions to the Class A Limited Partners represented an annualized distribution rate of 11% of their contributed capital and all distributions to the Class B Limited Partner represented an annualized distribution rate of 10% of its contributed capital.

             Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. Based upon the amount of net income reported by the Partnership for accounting purposes, approximately 65% of the 11% cash distributions to the Class A Limited Partners for the six months ended June 30, 2001 constituted a return of capital. Additionally, since inception, approximately 69% of the Class A Limited Partner’s 11% cash distributions constituted a return of capital. However, the total actual return on capital over a leasing partnership’s life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re–leasing and sale of equipment after initial lease terms expire) have been realized.

Results of Operations

             For the three and six months ended June 30, 2001, the Partnership recognized lease revenue of $890,997 and $2,390,103, respectively, compared to $1,037,157 and $2,102,862 for the same periods in 2000.  The overall increase in lease revenue from 2000 to 2001 is due principally to the receipt of lease termination proceeds in 2001 from a lessee of the Partnership.  In March 2001, the lessee paid $513,479 as part of an agreement to early terminate its lease.  In the future, lease revenue is expected to decline as a result of primary lease term expirations and the sale of equipment.  The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.              During the three months ended June 30, 2001, the Partnership sold equipment having a net book value of $17,430 to existing lessees and third parties.  These sales resulted in a net gain, for financial statement purposes, of $15,994 compared to a net gain in 2000 of $6,427 on equipment having a net book value of $88,671.

             During the six months ended June 30, 2001, the Partnership sold equipment having a net book value of $1,138,084 to existing lessees and third parties.  These sales resulted in a net loss, for financial statement purposes, of $499,666 compared to a net gain in 2000 of $30,000 on equipment having a net book value of $103,228.

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

             Depreciation expense for the three and six months ended June 30, 2001 was $571,410 and $1,167,429, respectively, compared to $635,900 and $1,350,550, for the same periods in 2000.  For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term.  For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration.  To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

             Management fees were approximately 3.9% and 4.2% of lease revenue during the three and six months ended June 30, 2001, respectively, compared to 4.1% of lease revenue during both the three and six months ended June 30, 2000, respectively.  Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

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

             General and administrative expenses consisted primarily of investor reporting expenses, transfer agent fees, audit and tax fees.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8–K

(a) None.

(b) The Partnership did not file any Forms 8-K during the second quarter of the fiscal year ending December 31, 2001.

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PW Preferred Yield Fund II, L.P.
(Registrant)

	By:	General Equipment Management II, Inc.
A General Partner

Date: August 10, 2001	By:	/s/ Carmine Fusco
Carmine Fusco
Vice President, Secretary,
Treasurer and Chief Financial
and Accounting Officer

SIGNATURE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PW Preferred Yield Fund II, L.P.
(Registrant)

	By:	General Equipment Management II, Inc.
A General Partner

Date: August 10, 2001	By:

Carmine Fusco
Vice President, Secretary,
Treasurer and Chief Financial
and Accounting Officer