Form 10-Q
period 2001-09-30
PAINEWEBBER PREFERRED YIELD FUND 2 LP
filed 2001-11-14
CIK 880297

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark  One)

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

                For the quarterly period ended September 30, 2001

                                       OR

[   ]     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

For  the  transition  period  from          to

                         Commission file number 0-22300

                        PW PREFERRED YIELD FUND II, L.P.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

       DELAWARE                                                 84-1180783
    (State or other jurisdiction of                             (IRS Employer
   incorporation or organization)                         Identification No.)

       88 Broad Street, Boston, MA                                   02110
     (Address of principal executive offices)                     (Zip Code)


        Registrant's telephone number, including area code (617) 854-5800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No

                        PW PREFERRED YIELD FUND II, L.P.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                        QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS



                                                                                                       Page
                                                                                                       ----
PART I.        FINANCIAL INFORMATION

Item 1.       Financial Statements

  Balance Sheets - September 30, 2001 and December 31, 2000                                               3

  Statements of Income for the three months ended September 30, 2001 and 2000                             4

  Statements of Income for the nine months ended September 30, 2001 and 2000                              5

  Statements of Partners' Equity for the nine months ended September 30, 2001 and 2000                    6

  Statements of Cash Flows for the nine months ended September 30, 2001 and 2000                          7

  Notes to Financial Statements                                                                           8

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations     10

PART II.  OTHER INFORMATION:

Items 1 - 6                                                                                              13

PART  I.  FINANCIAL  INFORMATION
--------------------------------

ITEM  1.     FINANCIAL  STATEMENTS
             ---------------------

                        PW PREFERRED YIELD FUND II, L.P.

                                 BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)



                                                             SEPTEMBER 30,   DECEMBER 31,

                                                                  2001           2000
                                                            ------------- -------------

 ASSETS

Cash and cash equivalents                                    $    2,774,277  $   1,403,646
Rents and other receivables, net of allowance for doubtful
 accounts of $18,000 and $33,000 at September 30, 2001
 and December 31, 2000, respectively                                178,265        200,515
Receivable from general partner                                     183,727        149,843
Equipment at cost, net of accumulated depreciation of
 $11,749,440 and $12,589,684 at September 30, 2001 and
 December 31, 2000, respectively                                  5,550,457      8,450,576
                                                             --------------  -------------

 Total Assets                                                $    8,686,726  $  10,204,580
                                                             ==============  =============


  LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
 Accounts payable and accrued liabilities                    $       47,375  $      54,000
 Payable to affiliates                                               93,687         96,505
 Deferred rental income                                             143,359         51,598
 Distributions payable to partners                                  318,785        318,785
                                                             --------------  -------------

   Total Liabilities                                                603,206        520,888
                                                             --------------  -------------


PARTNERS' EQUITY:
 General Partners                                                   388,803        468,812
 Limited Partners:
   Class A (54,027 Units outstanding)                             6,732,122      8,062,265
   Class B                                                          962,595      1,152,615
                                                             --------------  -------------

     Total Partners' Equity                                       8,083,520      9,683,692
                                                             --------------  -------------

      Total Liabilities and Partners' Equity                 $    8,686,726  $  10,204,580
                                                             ==============  =============





   The accompanying notes are an integral part of these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                              STATEMENTS OF INCOME

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


                                            2001        2000
                                      ----------  ----------
REVENUE:
 Lease revenue                        $  963,278  $1,017,171
 Gain on sale of equipment                55,883     182,892
 Interest income                          17,491      22,639
                                      ----------  ----------

 Total Revenue                         1,036,652   1,222,702
                                      ----------  ----------

EXPENSES:
 Depreciation                            559,065     634,382
 Management fees (Note 2)                 39,126      40,588
 General and administrative               22,912      56,370
                                      ----------  ----------

 Total Expenses                          621,103     731,340
                                      ----------  ----------

NET INCOME                            $  415,549  $  491,362
                                      ==========  ==========

NET INCOME ALLOCATED:
 To the General Partners              $   20,776  $   24,567
 To the Class A Limited Partners         366,418     429,438
 To the Class B Limited Partner           28,355      37,357
                                      ----------  ----------

                                      $  415,549  $  491,362
                                      ==========  ==========

NET INCOME PER WEIGHTED AVERAGE
 NUMBER OF UNITS OF CLASS A LIMITED
 PARTNER INTEREST OUTSTANDING         $     6.78  $     7.95
                                      ==========  ==========

WEIGHTED AVERAGE NUMBER OF
 UNITS OF CLASS A LIMITED PARTNER
 INTEREST OUTSTANDING                     54,027      54,027
                                      ==========  ==========









   The accompanying notes are an integral part of these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                              STATEMENTS OF INCOME

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


                                            2001         2000
                                      -----------  ----------
REVENUE:
 Lease revenue                        $3,353,381   $3,120,033
 (Loss) gain on sale of equipment       (443,783)     212,892
 Interest income                          44,455       60,888
                                      -----------  ----------

 Total Revenue                         2,954,053    3,393,813
                                      -----------  ----------

EXPENSES:
 Depreciation                          1,726,494    1,984,932
 Management fees (Note 2)                139,315      126,820
 General and administrative               83,138      127,868
                                      -----------  ----------

 Total Expenses                        1,948,947    2,239,620
                                      -----------  ----------

NET INCOME                            $1,005,106   $1,154,193
                                      ===========  ==========

NET INCOME ALLOCATED:
 To the General Partners              $   50,254   $   57,709
 To the Class A Limited Partners         898,470    1,022,399
 To the Class B Limited Partner           56,382       74,085
                                      -----------  ----------

                                      $1,005,106   $1,154,193
                                      ===========  ==========

NET INCOME PER WEIGHTED AVERAGE
 NUMBER OF UNITS OF CLASS A LIMITED
 PARTNER INTEREST OUTSTANDING         $    16.63   $    18.92
                                      ===========  ==========

WEIGHTED AVERAGE NUMBER OF
 UNITS OF CLASS A LIMITED PARTNER
 INTEREST OUTSTANDING                     54,027       54,027
                                      ===========  ==========










   The accompanying notes are an integral part of these financial statements.

                         PW PREFERRED YIELD FUND II, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)




                                            .   CLASS A       CLASS B
                                    GENERAL     LIMITED       LIMITED
                                    PARTNERS    PARTNERS      PARTNERS     TOTAL
                                    ----------  ------------  -----------  ------------

Balance, January 1, 2001            $ 468,812   $ 8,062,265   $1,152,615   $ 9,683,692
Net income                             50,254       898,470       56,382     1,005,106
Distributions declared to partners   (130,263)   (2,228,613)    (246,402)   (2,605,278)
                                    ----------  ------------  -----------  ------------

Balance, September 30, 2001         $ 388,803   $ 6,732,122   $  962,595   $ 8,083,520
                                    ==========  ============  ===========  ============

Balance, January 1, 2000            $ 568,137   $ 9,713,555   $1,388,514   $11,670,206
Net income                             57,709     1,022,399       74,085     1,154,193
Distributions declared to partners   (130,263)   (2,228,613)    (246,402)   (2,605,278)
                                    ----------  ------------  -----------  ------------

Balance, September 30, 2000         $ 495,583   $ 8,507,341   $1,216,197   $10,219,121
                                    ==========  ============  ===========  ============









   The accompanying notes are an integral part of these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


                                                             2001          2000
                                                      ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                           $ 1,005,106   $ 1,154,193
 Adjustments to reconcile net income to net cash
 from operating activities:
   Depreciation                                         1,726,494     1,984,932
   Loss (gain) on sale of equipment                       443,783      (212,892)
 Change in assets and liabilities:
   Rents and other receivables                             37,250      (159,062)
   Receivable from general partner                        (33,884)           --
   Allowance for doubtful accounts                        (15,000)      (14,000)
   Accounts payable and accrued liabilities                (6,625)       (6,000)
   Payable to affiliates                                   (2,818)       (6,618)
   Deferred rental income                                  91,761       (37,564)
                                                      ------------  ------------

   Net cash from operating activities                   3,246,067     2,702,989
                                                      ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of equipment                                         --      (742,967)
 Proceeds from equipment sales                            729,842       362,221
                                                      ------------  ------------

       Net cash from (used in) investing activities
                                                          729,842      (380,746)
                                                      ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions paid to partners                        (2,605,278)   (2,605,278)
                                                      ------------  ------------

       Net cash used in financing activities
                                                       (2,605,278)   (2,605,278)
                                                      ------------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    1,370,631      (283,035)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        1,403,646     1,926,081
                                                      ------------  ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 2,774,277   $ 1,643,046
                                                      ============  ============








   The accompanying notes are an integral part of these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001
                                   (UNAUDITED)
1.     GENERAL

The financial statements presented herein are prepared in conformity with 'generally accepted accounting principles in the United States' for interim financial information and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles in the United States for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 2000 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 2000 Annual Report.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of results that are expected for the entire year.

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

     The purchase price of the equipment acquired from EFG was equal to the lesser of the adjusted cost of the equipment or the appraised value of the equipment at the time of its acquisition by the Partnership ("EFG carrying value"). The adjusted cost of the equipment was equal to the price paid by EFG, plus the cost of an appraisal, EFG's cost of interim financing for the equipment and any taxes paid by EFG, less certain interim rentals received by EFG with respect to the equipment.

     Acquisition Fee The Managing General Partner, or its affiliates, received or was entitled to receive a fee equal to (i) 2.25% of the purchase price of equipment purchased with net offering proceeds from the sale of Units, and (ii) 3% of the purchase price of equipment purchased with reinvested Partnership cash flow as compensation for evaluating, selecting, negotiating and consummating the
acquisition  of  the  equipment.   The  reinvestment  period  ended  in  2000.

                        PW PREFERRED YIELD FUND II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                   (CONTINUED)

     Management Fees The General Partners are entitled to receive a monthly fee in an amount equal to 2% of gross rentals for Full Payout Leases, as defined in the Partnership Agreement and 5% of gross rentals for Operating Leases (payable 66.67% to the Managing General Partner and 33.33% to the Administrative General Partner) as compensation for services rendered in connection with the management of the equipment. Management fees of $39,126 and $139,315 were earned by the General Partners during the quarter and nine months ended September 30, 2001. Effective July 1, 1998, the Managing General Partner agreed to perform certain administrative functions on behalf of the Partnership that previously had been performed by the Administrative General Partner. For these services, the Administrative General Partner pays the Managing General Partner an amount equivalent to the fees otherwise due the Administrative General Partner.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term highly liquid investments. These investments are primarily short-term commercial paper issued by large domestic corporations. At September 30, 2001, the Partnership had approximately $2 million invested in a money market fund that invests in commercial paper and similar instruments.

     Cash and cash equivalents increased $1,370,631 from $1,403,646 at December 31, 2000 to $2,774,277 at September 30, 2001. This increase primarily represents the amount by which cash generated by operating activities and equipment sales exceeded distributions to partners.

     During the nine months ended September 30, 2001, the Partnership declared distributions of cash flow received from operations in the amount of $2,605,278. All distributions to the Class A Limited Partners represented an annualized distribution rate of 11% of their contributed capital and all distributions to the Class B Limited Partner represented an annualized distribution rate of 10% of its contributed capital.

     Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. Based upon the amount of net income reported by the Partnership for accounting purposes, approximately 60% of the 11% cash distributions to the Class A Limited Partners for the nine months ended September 30, 2001 constituted a return of capital. Additionally, since inception, approximately 68% of the Class A Limited Partner's 11% cash distributions constituted a return of capital. However, the total actual return on capital over a leasing partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized.

RESULTS  OF  OPERATIONS

     For the three and nine months ended September 30, 2001, the Partnership recognized lease revenue of $963,278 and $3,353,381, respectively, compared to $1,017,171 and $3,120,033 for the same periods in 2000. The overall increase in lease revenue from 2000 to 2001 is due principally to the receipt of lease termination proceeds in 2001 from a lessee of the Partnership. In March 2001, the lessee paid $513,479 as part of an agreement to early terminate its lease. In the future, lease revenue is expected to decline as a result of primary lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

     During the three months ended September 30, 2001, the Partnership sold equipment having a net book value of $35,541 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $55,883 compared to a net gain in 2000 of $182,892 on equipment having a net book value of $46,101.

     During the nine months ended September 30, 2001, the Partnership sold equipment having a net book value of $1,173,625 to existing lessees and third parties. These sales resulted in a net loss, for financial statement purposes, of $443,783 compared to a net gain in 2000 of $212,892 on equipment having a net book value of $149,329.

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

     Depreciation expense for the three and nine months ended September 30, 2001 was $559,065 and $1,726,494, respectively, compared to $634,382 and $1,984,932, for the same periods in 2000. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Management fees were approximately 4.1% and 4.2% of lease revenue during the three and nine months ended September 30, 2001, respectively, compared to 4% and 4.1% of lease revenue during the three and nine months ended September 30, 2000, respectively. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

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

     None.


ITEM  5.  OTHER  INFORMATION

     None.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     None.

     (b) The Partnership did not file any Forms 8-K during the third quarter of the fiscal year ending December 31, 2001.

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

                         PW  Preferred  Yield  Fund  II,  L.P.
                         (Registrant)

                         By:     General  Equipment  Management  II,  Inc.
                              A  General  Partner

Date:  November  10,  2001               By:     /s/  Carmine  Fusco
                              Carmine  Fusco
                              Vice  President,  Secretary,
                              Treasurer  and  Chief  Financial
                              and  Accounting  Officer