Form 10-K
period 2001-12-31
PAINEWEBBER PREFERRED YIELD FUND 2 LP
filed 2002-04-01
CIK 880297

FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark  One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For  the  fiscal  year  ended  December  31,  2001

                                       OR

|_|  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  [NO  FEE  REQUIRED]

For  the  transition  period  from     to

Commission  file  number  0-22300

                        PW PREFERRED YIELD FUND II, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

     DELAWARE                           84-118078
 (STATE  OF  ORGANIZATION)         (I.R.S.  EMPLOYER
                                    IDENTIFICATION  NO.)

     450  CARRILON  PARKWAY,  SUITE  200
     TAMPA,  FLORIDA                       33716
     (ADDRESS  OF  PRINCIPAL             (ZIP  CODE)
       EXECUTIVE  OFFICES)



Registrant's  telephone  number,  including  area  code  (727)  803-8200

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

                        PW PREFERRED YIELD FUND II, L.P.
                           ANNUAL REPORT ON FORM 10-K
                       FOR THE YEAR ENDED DECEMBER 31, 2001


PART I
---------------------------

Item 1                       Business                                                          1

Item 2                       Properties                                                        3

Item 3                       Legal Proceedings                                                 3

Item 4                       Submission of Matters to a Vote of Security Holders               3


PART II
---------------------------

Item 5                       Market for Registrant's Common Equity and Related Stockholder
                             Matters                                                           4

Item 6                       Selected Financial Data                                           4

Item 7                       Management's Discussion and Analysis of Financial Condition
                             and Results of Operations                                         5

Item 7a                      Quantitative and Qualitative Disclosure about Market Risk         7

Item 8                       Financial Statements and Supplementary Data                       8

Item 9                       Changes in and Disagreements with Accountants on Accounting and
                             Financial Disclosure                                             21


PART III
---------------------------

Item 10                      Directors and Executive Officers of the Registrant               22

Item 11                      Executive Compensation                                           23

Item 12                      Security Ownership of Certain Beneficial Owners and Management   24

Item 13                      Certain Relationships and Related Transactions                   24


PART IV
---------------------------

Item 14                      Exhibits, Financial Statement Schedules and Reports on Form 8-K  26

                                     PART I

ITEM  1.     BUSINESS

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

     At least 65% of the Partnership's initial equipment was leased to lessees which are investment-grade lessees, or which are operating subsidiaries of entities which are investment-grade companies. An investment-grade lessee is a company with a credit rating of not less than Baa, as determined by Moody's Investor Services, Inc. or comparable credit ratings, as determined by other recognized credit-rating services. During the acquisition stage, no more than 15% of the equipment was leased to a single lessee or its affiliates.

     The Partnership is required to dissolve and distribute all of its assets no later than December 31, 2005. However, the General Partners anticipate that all equipment will be sold and that the Partnership will be liquidated by the end of 2003.

     During the reinvestment period (which ended in 2000), distributable cash flows in excess of current distributions to the Class A Limited Partners at an annualized distribution rate of 11% of their contributed capital, to the Class B Limited Partner at an annualized distribution rate of 10% of its contributed capital and to the General Partners, were reinvested in additional leased equipment. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Upon the termination of the reinvestment period, all available cash flows will be distributed to the partners.

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

EQUIPMENT  PORTFOLIO

     The following table describes the Partnership's equipment portfolio as of December 31, 2001:

Equipment Type                      Original Cost
----------------------------------  --------------
Materials Handling                  $    9,264,533
Manufacturing                            2,525,464
Construction and Mining                  2,085,023
Retail Store Fixtures                    1,990,820
Furniture & Fixtures                       762,200
Research & Test                            179,027
Trailers and Intermodal Containers          96,452
Computers & Periphals                       84,068
Photocopying                                26,008
Communications                               9,498
                                    --------------

..                                   $   17,023,093
                                    ==============


     The above summary includes fully depreciated equipment held for sale or re-lease with a cost of approximately $268,000 at December 31, 2001.





SIGNIFICANT  LESSEES

     The Partnership leases its equipment to a significant number of lessees. Revenue from major individual lessees which accounted for 10% or more of lease revenue during 2001 is as follows:

 Chrysler Corporation                24%
 Electronic Data System Corporation  15%


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

     As  of  March  1,  2002,  the  number of Limited Partners was approximately
1,194.

     Total distributions declared to partners for 2001 and 2000 were as follows:


                                2001        2000
                          ----------  ----------

Class A Limited Partners  $2,971,485  $2,971,485
Class B Limited Partner      328,536     328,536
General Partners             173,685     173,685
                          ----------  ----------

                          $3,473,706  $3,473,706
                          ==========  ==========



     Distributions may be characterized for tax, financial reporting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. Based upon the amount of net income reported by the Partnership for financial reporting purposes, approximately 62% and 56%, respectively, of the cash distributions to the Class A Limited Partners for the years ended December 31, 2001 and 2000 constituted a return of capital. Additionally, since inception, approximately 68% of the cash distributions to the Class A Limited Partners constituted a return of capital. However, the total actual return on capital over a leasing partnership's life can only be determined at the termination of the partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized.


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

     For  each  of  the  five  years  in  the  period  ended  December  31:

                              2001         2000         1999         1998         1997
                        ----------  -----------  -----------  -----------  -----------

Total Revenue           $3,779,824  $ 4,440,885  $ 5,215,238  $ 6,234,782  $ 7,907,694
Net Income               1,269,464    1,487,192    1,606,406      719,430    2,037,965
Net income per
  Class A Limited
  Partnership Unit           21.09        24.44        26.27        12.62        28.65
Total Assets             8,072,938   10,204,580   12,235,296   14,052,208   17,072,655
Total Partners' Equity   7,479,450    9,683,692   11,670,206   13,537,506   16,291,782
Distributions Declared
  to Partners            3,473,706    3,473,706    3,473,706    3,473,706    3,473,706





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

CRITICAL  ACCOUNTING  POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the General Partners to make estimates and assumptions that affect the amounts reported in the financial statements. On a regular basis, the General Partners review these estimates and assumptions including those related to revenue recognition, asset lives and depreciation, allowance for doubtful accounts, allowance for loan loss, impairment of long-lived assets and contingencies. These estimates are based on the General Partners' historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The General Partners believe, however, that the estimates, including those for the above-listed items, are reasonable.

The General Partners believe the following critical accounting policies, among others, are subject to significant judgments and estimates used in the preparation of these financial statements:

Revenue  Recognition:  Rents are payable to the Partnership monthly or quarterly
---------------------
and no significant amounts are calculated on factors other than the passage of time. The majority of the Partnership's leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred.

Asset lives and depreciation method: The Partnership's primary business involves
------------------------------------
the purchase and subsequent lease of long-lived equipment. The Partnership's depreciation policy is intended to allocate the cost of equipment over the period during which it produces economic benefit. The principal period of economic benefit is considered to correspond to each asset's primary lease term, which generally represents the period of greatest revenue potential for each asset. Accordingly, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and
(ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of the primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

Allowance  for  doubtful  accounts:  The  Partnership  maintains  allowances for
-----------------------------------
doubtful accounts for estimated losses resulting from the inability of the lessees to make the lease payments required under the contracted lease agreements. These estimates are primarily based on the amount of time that has elapsed since the related payments were due as well as specific knowledge related to the ability of the lessees to make the required payments. If the financial condition of the Partnership's lessees were to deteriorate, additional allowances could be required that would increase expenses. Conversely, if the financial condition of the lessees were to improve or if legal remedies to collect past due amounts were successful, the allowance for doubtful accounts could be reduced, thereby decreasing expenses.

Impairment  of  long-lived  assets:  On  a  regular  basis, the General Partners
-----------------------------------
review the net carrying value of equipment to determine whether it can be recovered from undiscounted future cash flows. Adjustments to reduce the net carrying value of equipment are recorded in those instances where estimated net realizable value is considered to be less than net carrying value and are reflected separately on the accompanying Statement of Operations as write-down of equipment. Inherent in the Partnership's estimate of net realizable value are assumptions regarding estimated future cash flows. If these assumptions or estimates change in the future, the Partnership could be required to record impairment charges for these assets.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Partnership commenced its equipment reinvestment phase during 1993 by investing excess cash flows available after the payment of the distributions to the partners in additional equipment. As of December 31, 2001, equipment purchased pursuant to the reinvestment program, including acquisition fees and expenses, totaled $28,462,805. The Partnership's reinvestment period ended in fiscal 2000.

     The Partnership invests working capital and cash flow from operations prior to its distribution to the partners or its reinvestment in additional equipment in short-term highly liquid investments. These investments are primarily short-term commercial paper issued by large domestic corporations. At December 31, 2001, the Partnership had approximately $1.8 million invested in a money market fund that invests in commercial paper and similar instruments.

     Cash and cash equivalents increased $1,328,530 from $1,403,646 at December 31, 2000 to $2,732,176, including the $1.8 million described above, at December 31, 2001. This increase primarily represents the amount by which cash generated by operating activities and equipment sales exceeded distributions to partners.

     During the year ended December 31, 2001, the Partnership declared distributions of cash flow received from operations in the amount of $3,473,706. All distributions to the Class A Limited Partners represented an annualized distribution rate of 11% of their contributed capital and all distributions to the Class B Limited Partner represented an annualized distribution rate of 10% of its contributed capital.

     Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. Based upon the amount of net income reported by the Partnership for accounting purposes, approximately 62% of the cash distributions to the Class A Limited Partners for the year ended December 31, 2001 constituted a return of capital. Additionally, since inception, approximately 68% of the Class A Limited Partner's cash distributions constituted a return of capital. However, the total actual return on capital over a leasing partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized.

RESULTS  OF  OPERATIONS

     For the year ended December 31, 2001, the Partnership recognized lease revenue of $3,663,156, compared to $4,161,267 and $4,767,855 for the years ended December 31, 2000 and 1999, respectively. The decrease in lease revenue from 2000 to 2001 and from 1999 to 2000 resulted principally from lease term expirations and the sale of equipment. The decrease from 2000 to 2001 was partially offset by the receipt of lease termination proceeds in 2001 from a lessee of the partnership. In March 2001, the lessee paid $513,479 as part of an agreement to terminate its lease early. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

     During 2001, the Partnership sold equipment having a net book value of $1,189,728 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $90,794 compared to a net gain in 2000 of $201,234 on equipment having a net book value of $167,066 and a net gain in 1999 of $346,023 on equipment having a net book value of $941,987.

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

     Depreciation expense was $2,225,380, $2,635,037 and $3,257,913 for the years ended December 31, 2001, 2000 and 1999, respectively. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and
(ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Management fees were approximately 4.7%, 4.1% and 4.2% of lease revenue during the years ended December 31, 2001, 2000 and 1999, respectively. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

     The General Partners, or their affiliates, were entitled to receive a subordinated disposition fee in an amount equal to the lesser of (i) 50% of the fee that would be charged by an unaffiliated party, or (ii) 3% of the gross contract price relating to each sale of equipment (payable 50% to the Managing General Partner or its affiliates and 50% to the Administrative General Partner) as compensation for negotiating and consummating sales of equipment. The Partnership has not accrued for subordinated disposition fees during 2001, 2000 or 1999.

     General and administrative expenses consisted primarily of investor reporting expenses, transfer agent fees, audit and tax fees.

NEW  ACCOUNTING  PRONOUNCMENTS

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", (collectively the "statements") effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

     In October 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. SFAS 144 is effective for fiscal years beginning after December 15, 2001.

     The Company will apply the new rules on accounting for the goodwill and other intangible assets and for the impairment or disposal of long-lives assets beginning for the first quarter of 2002, which is not anticipated to have an impact on the Company's earnings or financial position.

ITEM  7A.     QUALITATIVE  AND  QUANTITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

Overall  market  risks  are  considered  immaterial.

ITEM  8.    FINANCIAL  STATEMENTS

            PW PREFERRED YIELD FUND II, L.P.

            LIST  OF  FINANCIAL  STATEMENTS

                                                         PAGE
                                                         ----

Report of Independent Certified Public Accountants          9

Balance Sheets as of December 31, 2001 and 2000            10

Statements of Income
for the Years ended December 31, 2001 and 2000 and 1999    11

Statements of Changes in Partners' Equity
for the Years ended December 31, 2001 and 2000 and 1999    12

Statements of Cash Flows
for the Years ended December 31, 2001 and 2000 and 1999    13

Notes to Financial Statements                              14

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


To  the  Partners  of  PW  Preferred  Yield  Fund  II,  L.P.:

     We have audited the accompanying balance sheets of PW Preferred Yield Fund II, L.P. as of December 31, 2001 and 2000, and the related statements of income, changes in partners' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PW Preferred Yield Fund II, L.P. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.





                                                               ERNST & YOUNG LLP






Tampa,  Florida
February  27,  2001

                        PW PREFERRED YIELD FUND II, L.P.

                              BALANCE SHEETS AS OF
                           DECEMBER 31, 2001 AND 2000

                                                                            2001         2000
ASSETS

Cash and cash equivalents                                             $2,732,176  $ 1,403,646
Rents and other receivables, net of allowance for doubtful accounts of $48,000 and $33,000 at December 31, 2001 and 2000,
      respectively                                                       156,994      200,515
Receivable from general partner                                          148,300      149,843
Equipment at cost, net of accumulated depreciation of $11,987,625
    and $12,589,684 at December 31, 2001 and 2000, respectively        5,035,468    8,450,576
      Total assets                                                    $8,072,938  $10,204,580

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued liabilities                              $   46,130  $    54,000
Payable to affiliates                                                    100,122       96,505
Deferred rental income                                                   128,451       51,598
Distributions payable to partners                                        318,785      318,785
     Total liabilities                                                   593,488      520,888
                                                                      ----------

PARTNERS' EQUITY
General Partners                                                         358,599      468,812
Limited Partners:
  Class A (54,027 Units outstanding)                                   6,229,989    8,062,265
  Class B                                                                890,862    1,152,615
     Total Partners' Equity                                            7,479,450    9,683,692
                                                                      ----------  -----------

     Total Liabilities and Partners' Equity                           $8,072,938  $10,204,580





   The accompanying notes are an integral part of these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                            STATEMENTS  OF  INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



                                                            2001        2000        1999

REVENUES

Lease revenue                                         $3,633,156  $4,161,267  $4,767,855
Gain on sale of equipment                                 90,794     201,234     346,023
Interest income                                           55,874      78,384     101,360
  Total revenues                                       3,779,824   4,440,885   5,215,238

EXPENSES

Depreciation                                           2,225,380   2,635,037   3,257,913
Management fees                                          169,917     168,763     199,059
General and administrative                               115,063     149,893     151,860
  Total expenses                                       2,510,360   2,953,693   3,608,832

Net income                                            $1,269,464  $1,487,192  $1,606,406


Net Income Allocated
  General Partners                                        63,472      74,360      80,320
  Class A Limited Partners                             1,139,209   1,320,195   1,419,292
  Class B Limited Partners                                66,783      92,637     106,794

                                                      $1,269,464  $1,487,192  $1,606,406

Net Income per Weighted Average Number of Units
    of Class A Limited Partner Interests Outstanding  $    21.09  $    24.44  $    26.27

Weighted Average Number of Units of Class A
    Limited Partner Interests Outstanding                 54,027      54,027      54,027





   The accompanying notes are an integral part of these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                 STATEMENTS  OF  CHANGES  IN  PARTNERS'  EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                 Class A
                                     General     Limited       Class B
                                     Partners    Partners      Limited Partner    Total

 Balance at December 31, 1998        $ 661,502   $11,265,748   $      1,610,256   $13,537,506

 Net Income                             80,320     1,419,292            106,794     1,606,406
 Distributions declared to partners   (173,685)   (2,971,485)          (328,536)   (3,473,706)

 Balance at December 31, 1999          568,137     9,713,555          1,388,514    11,670,206

 Net Income                             74,360     1,320,195             92,637     1,487,192
 Distributions declared to partners   (173,685)   (2,971,485)          (328,536)   (3,473,706)

 Balance at December 31, 2000          468,812     8,062,265          1,152,615     9,683,692

 Net Income                             63,472     1,139,209             66,783     1,269,464
 Distributions declared to partners   (173,685)   (2,971,485)          (328,536)   (3,473,706)

 Balance at December 31, 2001        $ 358,599   $ 6,229,989   $        890,862   $ 7,479,450







   The accompanying notes are an integral part of these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



                                                               2001          2000          1999
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net income                                                 $ 1,269,464   $ 1,487,192   $ 1,606,406
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
  Depreciation                                               2,225,380     2,635,037     3,257,913
  Increase (decrease)  in allowance for doubtful accounts       15,000       (14,000)            -
  Gain on sale of equipment                                    (90,794)     (201,234)     (346,023)
Change in assets and liabilities:
  Rents and other receivables                                   28,521        29,191       (29,117)
  Receivable from general partner                                1,543       137,451        84,696
  Accounts payable and accrued liabilities                      (7,870)         (100)       21,600
  Payable to affiliates                                          3,617        (6,538)       (6,519)
  Deferred rental income                                        76,853       (37,564)       35,307
    Net cash provided by (used in) operating activities      3,521,714     4,029,435     4,624,263

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

Purchase of equipment                                                -    (1,446,464)   (4,142,139)
Proceeds from equipment sales                                1,280,522       368,300     1,288,010
    Net cash provided by (used in) investing activities      1,280,522    (1,078,164)   (2,854,129)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

Distributions paid to partners                              (3,473,706)   (3,473,706)   (3,473,706)
    Net cash used in financing activities                   (3,473,706)   (3,473,706)   (3,473,706)
                                                           ------------  ------------

Net increase (decrease) in cash and cash equivalents         1,328,530      (522,435)   (1,703,572)
Cash and cash equivalents at beginning of the year           1,403,646     1,926,081     3,629,653
Cash and cash equivalents at the end of the year           $ 2,732,176   $ 1,403,646   $ 1,926,081
                                                           ------------  ------------  ------------








   The accompanying notes are an integral part of these financial statements.

------

                        PW PREFERRED YIELD FUND II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


1.     ORGANIZATION  OF  THE  PARTNERSHIP

     PW Preferred Yield Fund II, L.P., a Delaware limited partnership (the "Partnership"), was formed on October 1, 1991 for the purpose of acquiring and leasing equipment. The Partnership has acquired, on an all-cash basis, a portfolio of equipment subject to triple net leases (i.e., repairs, insurance and taxes are paid by the lessees) with third parties.

     Pembroke Financial Limited Partnership, a Massachusetts limited partnership (the "Managing General Partner") and General Equipment Management II, Inc., a Delaware corporation (the "Administrative General Partner") are the General Partners of the Partnership. The Managing General Partner is affiliated with Equis Financial Group Limited Partnership ("EFG"), a Massachusetts limited partnership, which acts as Equipment Manager for the Partnership. The Administrative General Partner is a wholly-owned subsidiary of Paine Webber Group Inc. PYB Limited Partnership, a Massachusetts limited partnership, is the Class B Limited Partner ("Class B Limited Partner"). EFG owns all of the equity ownership interest in PYB Limited Partnership.

     Upon formation of the Partnership, the General Partners each contributed $500 to the capital of the Partnership. On September 10, 1992, the Partnership commenced a "best efforts" offering of 200,000 Units of Class A Limited Partner Interest ("Units") at $500 per Unit ($100,000,000). The Partnership held its sixth and final closing on July 26, 1994. Pursuant to the offering, the Partnership received $27,013,500 of gross offering proceeds from the sale of 54,027 Units. The Partnership incurred $3,260,594 of commissions and other offering expenses in connection with the sale of these Units, thus receiving $23,752,906 of net offering proceeds.

     The Class B Limited Partner contributed cash to the Partnership in an amount equal to 12.5% of the aggregate purchase price of the equipment purchased with the net offering proceeds received from the sale of Units and the cash contributed by the Class B Limited Partner. The Class B Limited Partner contributed $3,285,377 to fulfill its obligation.

2.     SIGNIFICANT  ACCOUNTING  POLICIES

Cash  and  Cash  Equivalents
----------------------------

     The Partnership considers liquid investment instruments purchased with a maturity of three months or less to be cash equivalents. The Partnership invests working capital and cash flows from operations, prior to distribution to partners in short-term highly liquid investments. At December 31, 2001 and 2000, the Partnership had approximately $1,821,000 and $865,000, respectively, invested in commercial paper and a money market fund that invests in similar instruments.

Revenue  Recognition
--------------------

     Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $3,312,316 are due as follows:





  For the year ending December 31,   2002  $1,797,213
                                     2003     978,231
                                     2004     500,141
                                     2005      25,878
                                     2006      10,853
                                           ----------

                                    Total  $3,312,316
                                           ==========



          Revenue from major individual lessees which accounted for 10% or more of lease revenue during the years ended December 31, 2001, 2000 and 1999 is as follows:

                              PERCENTAGE  OF  LEASE  REVENUE
                              ------------------------------

                                    2001   2000   1999
                                    -----  -----  -----

Chrysler Corporation                  24%    23%    18%
Electronic Data System Corporation    15%    --     --
General Motors Corporation            --     11%    11%





The allowance for bad debts was deemed to be immaterial at December 31, 2001 and 2000, respectively.

Use  of  Estimates
------------------

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Equipment  on  Lease
--------------------

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

Depreciation
------------

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

Provision  for  Income  Taxes
-----------------------------

     No provision for income taxes is included in the accompanying financial statements. The Partners are responsible for reporting their proportionate share of the Partnership's taxable income and other tax attributes on their tax returns.

Net  Income  Per  Unit  of  Class  A  Limited  Partner  Interest
----------------------------------------------------------------

     The net income per Unit of Class A Limited Partner Interest is computed by dividing the net income allocated to the Class A Limited Partners by the weighted average number of Units of Class A Limited Partner Interest outstanding during the period.

Receivable  from  General  Partner
----------------------------------

     Certain rents and proceeds from the sale of equipment are paid directly to EFG. EFG temporarily deposits collected funds in a separate escrow account and remits such amounts to the Partnership on a monthly basis. The Partnership was owed $148,300 and $149,843 for such funds as of December 31, 2001 and 2000, respectively.

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

1.     During  the  reinvestment  period  (which  ended  in  2000):
       -----------------------------------------------------------



-                                                   CLASS A    CLASS B
-                                                   LIMITED    LIMITED
-                                                   PARTNERS   PARTNER   REINVESTED
      --------------------------------------------  ---------  --------  -----------

-(A)  Until The Class A Limited Partners have
-     received an 11% annualized, cumulative
-     distribution on their capital contributions      100.0%       --           --

-(B)  Cash remaining after (A) above and until
-     the Class B Limited Partner has received
-     a 10% annualized distribution on its
-     capital contributions                               --     100.0%          --

                                                    CLASS A    CLASS B
                                                    LIMITED    LIMITED
                                                    PARTNERS   PARTNER   REINVESTED
                                                    ---------  --------  -----------
-(C)  Cash remaining after (B) above is to be
-     reinvested in additional equipment                  --        --        100.0%

2.    After the reinvestment period:
      --------------------------------------------

-(A)  Until the Class A Limited Partners have
-     received an 11% annualized, cumulative
-     distribution on their capital
-     contributions                                    100.0%       --           --

-(B)  Cash remaining after (A) above and
-     until the Class B Limited Partner has
-     received a 10% annualized distribution
-     on its capital contributions                        --     100.0%          --

-(C)  Cash remaining after (B) above and
-     until the Class A Limited Partners
-     receive a return of their capital
-     contributions, plus a 9% annual,
-     cumulative distribution compounded
-     quarterly on their adjusted capital
-     contributions ("Payout")                          87.5%     12.5%          --

-(D)  Cash remaining after (C) above and
-     until the Class B Limited Partner has
-     received any previously undistributed
-     portion of its 10% annualized distribution
-     on its capital contributions                        --     100.0%          --

-(E)  Cash remaining after (D) above and until
-     the Class B Limited Partner achieves Payout       12.5%     87.5%          --

-(F)  Cash remaining after (E) above                    75.0%     25.0%          --

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


4.     EQUIPMENT  ON  OPERATING  LEASES

     The following is a summary of equipment owned by the Partnership at December 31, 2001 and 2000:


                                REMAINING LEASE          EQUIPMENT AT COST
                                TERM (MONTHS) AT   ----------------------------------
EQUIPMENT TYPE                  DECEMBER 31, 2001            2001           2000
------------------------------  ----------------   -------------------  -------------

Industrial equipment                         0-58  $       16,903,519   $ 20,857,311
Business equipment                           0-20             119,574        182,949
                                                   -------------------  -------------

Total equipment cost                                       17,023,093     21,040,260

Less: Accumulated depreciation                            (11,987,625)   (12,589,684)
                                                   -------------------  -------------

Equipment, net                                     $        5,035,468   $  8,450,576
                                                   ===================  =============


     The above summary includes fully depreciated equipment held for sale or re-lease with a cost of approximately $268,000 at December 31, 2001. At December 31, 2000, the Partnership had equipment held for sale or re-lease with a cost and net book value of approximately $95,000 and $4,000, respectively. The General Partners are actively seeking the sale or re-lease of all such equipment not on lease.

     At December 31, 2001, industrial equipment includes materials handling (approximately 54%), construction and mining (approximately 12%), retail store fixtures (approximately 12%), furniture & fixtures (approximately 5%), research & test (approximately 1%), trailers & intermodal containers (less than 1%) and manufacturing (approximately 15%), and business equipment includes computers and periphals (approximately 1%), communications (less than 1%), and photocopying (less than 1%).

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

5.     TRANSACTIONS  WITH  AFFILIATES

Acquisition  of  Equipment
--------------------------

     Pursuant to its investment objectives, the Partnership has acquired, on an all-cash basis, certain leased equipment from EFG, an affiliate of the Managing General Partner. The Partnership purchased equipment aggregating $1,446,464 and $4,142,139 (including acquisition fees) during the 2000 and 1999, respectively. The Partnership's reinvestment period ended in fiscal 2000.

Acquisition  Fees
-----------------

     The Managing General Partner, or its affiliates, receives or is entitled to receive a fee equal to (i) 2.25% of the purchase price of equipment purchased with net offering proceeds from the sale of Units, and (ii) 3% of the purchase price of equipment purchased with reinvested Partnership cash flow as compensation for evaluating, selecting, negotiating and consummating the acquisition of the equipment. The Managing General Partner, or its affiliates, earned acquisition fees of $42,130 and $120,645 in 2000 and 1999, respectively. The Partnership's reinvestment period ended during fiscal 2000.

Management  Fees
----------------

     The General Partners are entitled to receive a monthly fee in an amount equal to 2% of gross rentals for Full Payout Leases, as defined in the Partnership Agreement and 5% of gross rentals for Operating Leases (payable 66.67% to the Managing General Partner and 33.33% to the Administrative General Partner) as compensation for services rendered in connection with the management of the equipment. Management fees of $169,917, $168,763, and $199,059 were earned by the General Partners during 2001, 2000 and 1999, respectively. Effective July 1, 1998, the Managing General Partner agreed to perform certain administrative functions on behalf of the Partnership that previously had been performed by the Administrative General Partner. For these services, the Administrative General Partner pays the Managing General Partner an amount equivalent to the fees otherwise due the Administrative General Partner.

Disposition  Fees
-----------------

     The General Partners, or their affiliates, were entitled to receive a subordinated disposition fee in an amount equal to the lesser of (i) 50% of the fee that would be charged by an unaffiliated party, or (ii) 3% of the gross contract price relating to each sale of equipment (payable 50% to the Managing General Partner or its affiliates and 50% to the Administrative General Partner) as compensation for negotiating and consummating sales of equipment. The Partnership has not accrued subordinated disposition fees during 2001, 2000 or 1999, because it is not probable that these fees would be paid.

General  and  Administrative  Expenses
--------------------------------------

     The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the Partnership's operations.

Class  Action  Settlement
-------------------------

     As part of a class action settlement, beginning January 1996, all fees and distributions paid to the Administrative General Partner and all future fees and distributions paid to the Administrative General Partner will be assigned by an affiliate to an escrow account for the benefit of class members.

6.     RECONCILIATION  TO  INCOME  TAX  METHOD  OF  ACCOUNTING

     The following is a reconciliation of the net income as shown in the accompanying financial statements to the taxable income reported for federal income tax purposes:

                                                         2001        2000         1999
                                                   ----------  -----------  -----------

Net income per financial statements                $1,269,464  $1,487,192   $1,606,406
Increase (decrease) resulting from:
 Provisions for bad debts                              15,000     (14,000)          --
 Depreciation                                          78,852    (286,536)    (504,786)
 Gain (loss) on sale of equipment (tax basis) and
       other                                          726,427    (452,913)    (153,954)
 Deferred rental income                                76,853     (37,564)      35,307
 Other                                                     --          --       (4,675)
                                                   ----------  -----------  -----------
Taxable income per federal income
 tax return                                        $2,166,596  $  696,179   $  978,298
                                                   ==========  ===========  ===========

     The following is a reconciliation of the Partnership's capital accounts as shown in the accompanying financial statements to the tax bases capital accounts:

                                                                  2001          2000
                                                           ------------  ------------

Net assets per financial statements                        $ 7,479,450   $ 9,683,692
Increase (decrease) resulting from:
 Commisions and expenses paid in connection with the sale
 of Class A Limited Partner Units                            3,260,594     3,260,594
 Distributions payable to partners                             318,785       318,785
 Deferred rental income                                        128,451        51,598
 Accumulated depreciation                                     (855,236)   (1,660,517)
 Allowance for doubtful accounts                                48,000        33,000
                                                           ------------  ------------

Tax bases of net assets                                    $10,380,044   $11,687,152
                                                           ============  ============


7.     QUARTERLY  RESULTS  OF  OPERATIONS  (UNAUDITED)

                                MAR. 31     JUN. 30     SEPT. 30    DEC. 31
                                ----------  ----------  ----------  ----------
2001:
Total Revenue                   $  996,460  $  920,941  $1,036,652  $  825,771
Net Income                         300,555     289,002     415,549     264,358
Net Income per Class A Limited
  Partner                             5.01        4.84        6.78        4.46

2000:
Total Revenue                   $1,103,486  $1,067,625  $1,222,702  $1,047,072
Net Income                         300,650     362,181     491,362     332,999
Net Income per Class A Limited
  Partner                             5.01        5.96        7.95        5.52




8.     NEW  ACCOUNTING  PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", (collectively the "statements") effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

     In October 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. SFAS 144 is effective for fiscal years beginning after December 15, 2001.

     The Company will apply the new rules on accounting for the goodwill and other intangible assets and for the impairment or disposal of long-lives assets beginning for the first quarter of 2002, which is not anticipated to have an impact on the Company's earnings or financial position.

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

                     PEMBROKE FINANCIAL LIMITED PARTNERSHIP
                 (A MASSACHUSETTS LIMITED PARTNERSHIP, OF WHICH
            AFG LEASING VII INCORPORATED IS THE SOLE GENERAL PARTNER)


  NAME                                               POSITIONS HELD
----------------------  ------------------------------------------------------------------------
Gary D. Engle           President and Chief Executive Officer of the General Partner of EFG and
                        President of AFG Leasing VII Incorporated

Michael J. Butterfield  Chief Operating Officer and Treasurer of the General Partner of EFG and
                        Treasurer and Clerk of AFG Leasing VII Incorporated

Geoffrey A. MacDonald   Chairman of the General Partner of EFG and a Director of AFG Leasing VII
                        Incorporated


     Gary D. Engle, age 53, is President and Chief Executive Officer of the general partner of EFG and President and a Director of AFG Leasing VII Incorporated. Mr. Engle joined EFG in 1990 and acquired control of EFG and its subsidiaries in December 1994. Mr. Engle is also Chairman, Chief Executive
Officer, and a member of the Board of Directors of Semele Group, Inc. ("Semele"). From 1987 to 1990, Mr. Engle was a principal and co-founder of Cobb Partners Development, Inc., a real estate and mortgage banking company. From 1980 to 1987, Mr. Engle was Senior Vice President and Chief Financial Officer of Arvida Disney Company, a large-scale community development company owned by Walt Disney Company. Prior to 1980, Mr. Engle served in various management consulting and institutional brokerage capacities. Mr. Engle has an MBA from Harvard University and a BS degree from the University of Massachusetts (Amherst).

     Mr. Butterfield, age 42, is Chief Operating Officer and Treasurer of the general partner of EFG and is Treasurer and Clerk of AFG Leasing VII Incorporated. Mr. Butterfield joined EFG in 1992, became Vice President, Finance and Treasurer of the general partner EFG in 1996 and 2000 became Chief Operating Officer and Treasurer of the general partner of EFG. Prior to joining EFG, Mr. Butterfield was an Audit Manager with Ernst & Young LLP, which he joined in 1987. Mr. Butterfield was employed in public accounting and industry positions in New Zealand and London (UK) prior to coming to the United States in 1987. Mr. Butterfield attained his Associate Chartered Accountant (A.C.A.) professional qualification in New Zealand and has completed his CPA requirements in the United States. He holds a Bachelor of Commerce degree from the University of Otago, Dunedin, New Zealand.

     Geoffrey A. McDonald, age 53, is a co-founder of EFG and Chairman of its General Partner. Mr. MacDonald is a Director of AFG Leasing VII Incorporated. Prior to co-founding EFG's predecessor, Mr. MacDonald held various executive and management positions in the leasing and pharmaceutical industries. Mr. MacDonald holds an MBA from Boston College and a BA degree from the University of Massachusetts (Amherst).

                      GENERAL EQUIPMENT MANAGEMENT II, INC.

  NAME                                                           POSITIONS HELD
---------------------------------------------------------------  --------------------------------------------------

Stephen R. Dyer                                                  President and Director
Clifford B. Wattley                                              Vice President, Assistant Secretary and Director
Carmine Fusco                                                    Former Vice President, Secretary, Treasurer, Chief
                                                                 Financial and Accounting Officer (until March 11, 2002)


     Stephen R. Dyer, age 42, is President and a Director of the Administrative General Partner. He joined Paine Webber Incorporated in June 1988 as a Divisional Vice President and is currently a Senior Vice President and Director of Private Investments. Prior to joining Paine Webber Incorporated, Mr. Dyer had been employed, since June 1987, as an Assistant Vice President in the Retail National Products Group of L.F. Rothschild & Co. Incorporated. Prior to joining L.F. Rothschild, he was employed, beginning in January 1985, as an Associate in the Real Estate Department of Thomson McKinnon Securities Inc. From July 1981 to August 1983, Mr. Dyer was on the audit staff of the accounting firm of Arthur Young & Company. He received his Bachelor of Science degree in Accounting in 1981 from Boston College and a Masters of Business Administration from Indiana University in December 1984. Mr. Dyer is a Certified Public Accountant.

     Clifford B. Wattley, age 52, is a Vice President, Assistant Secretary and Director of the Administrative General Partner. Mr. Wattley is a Corporate Vice President with Paine Webber Incorporated, having joined the firm in 1986. He also was employed previously by Paine, Webber, Jackson & Curtis from 1979 to 1980. From 1986 to 1992, Mr. Wattley participated in Paine Webber's Principal Transactions Group. Mr. Wattley has been a member of the Private Investment Department since 1992. He holds a Bachelor of Science degree in engineering from Columbia University and a Masters in Business Administration from Harvard University.

(1) Carmine Fusco, age 33, was Vice President, Secretary, Treasurer and Chief Financial and Accounting Officer of the Administrative General Partner. He also served as an Assistant Vice President within the Private Investments Department of UBS PaineWebber Inc. Mr. Fusco had previously been employed as a Financial Valuation Consultant in the Business Valuation Group of Deloitte & Touche, LLP from January 1997 to August 1998. He was employed as a Commodity Fund Analyst in the Managed Futures Department of Dean Witter Reynolds Incorporated, from October 1994 to November 1995. Prior to joining Dean Witter, Mr. Fusco was a Mutual Fund Accountant with the Bank of New York Company, Incorporated. He received his Bachelor of Science degree in Accounting and Finance in May 1991 from Rider University and a Master of Business Administration from Seton Hall University in June 1996. On February 25, 2000, Mr. Fusco was charged with, and on January 14, 2002 pleaded guilty to, conspiracy to distribute a controlled substance. His employment with UBS PaineWebber Inc. and the Administrative General Partner was terminated on March 11, 2002, the date UBS PaineWebber Inc. and the Administrative General Partner were informed of these facts.

(1)  Until  March  11,  2002

ITEM  11.     EXECUTIVE  COMPENSATION

     No compensation was paid by the Partnership to the officers and directors of the General Partners. See Item 13 of this Report, "Certain Relationships and Related Transactions", which is incorporated herein by reference, for a description of the compensation and fees paid to the General Partners and their affiliates by the Partnership during 2001.

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

               The names and addresses of the General Partners and the Class B Limited Partner are as follows:

                    Managing  General  Partner:

                         Pembroke  Financial  Limited  Partnership
                         450  Carillon  Parkway,  Suite  200
                         Tampa,  FL  33716

                    Administrative  General  Partner:

                         General  Equipment  Management  II,  Inc.
                         800  Harbor  Boulevard,  3rd  Floor
                         Weehawken,  NJ  07087

                    Class  B  Limited  Partner:

                         PYB  Limited  Partnership
                         450  Carillon  Parkway,  Suite  200
                         Tampa,  FL  33716

          (b) No directors or officers of the Managing General Partner, the Administrative General Partner or the Class B Limited Partner owned any Units as of March 1, 2002.

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

Acquisition  of  Equipment
--------------------------

     Pursuant to its investment objectives, the Partnership has acquired, on an all-cash basis, certain leased equipment from EFG, an affiliate of the Managing General Partner. The Partnership purchased equipment aggregating $1,446,464 and $4,142,139 (including acquisition fees) during 2000 and 1999, respectively. The Partnership's reinvestment period ended during fiscal 2000.

Acquisition  Fees
-----------------

     The Managing General Partner, or its affiliates, receives or is entitled to receive a fee equal to (i) 2.25% of the purchase price of equipment purchased with net offering proceeds from the sale of Units, and (ii) 3% of the purchase price of equipment purchased with reinvested Partnership cash flow as compensation for evaluating, selecting, negotiating and consummating the acquisition of the equipment. The Managing General Partner, or its affiliates, earned acquisition fees of $42,130 and $120,645 in 2000 and 1999, respectively. The Partnership's reinvestment period ended during fiscal 2000.

Management  Fees
----------------

     The General Partners are entitled to receive a monthly fee in an amount equal to 2% of gross rentals for Full Payout Leases, as defined in the Partnership Agreement and 5% of gross rentals for Operating Leases (payable 66.67% to the Managing General Partner and 33.33% to the Administrative General Partner) as compensation for services rendered in connection with the management of the equipment. Management fees of $169,917, $168,763, and $199,059 were earned by the General Partners during 2001, 2000 and 1999, respectively. Effective July 1, 1998, the Managing General Partner agreed to perform certain administrative functions on behalf of the Partnership that previously had been performed by the Administrative General Partner. For these services, the Administrative General Partner pays the Managing General Partner an amount equivalent to the fees otherwise due the Administrative General Partner.

Disposition  Fees
-----------------

     The General Partners, or their affiliates, were entitled to receive a subordinated disposition fee in an amount equal to the lesser of (i) 50% of the fee that would be charged by an unaffiliated party, or (ii) 3% of the gross contract price relating to each sale of equipment (payable 50% to the Managing General Partner or its affiliates and 50% to the Administrative General Partner) as compensation for negotiating and consummating sales of equipment. At December 31, 1998, the Partnership reversed previously accrued subordinated disposition fees of $106,962 because the General Partners concluded that it was no longer probable that these subordinated disposition fees would be paid. The Partnership has not accrued for subordinated disposition fees during 2001, 2000 or 1999.

Accountable  General  and  Administrative  Expenses
---------------------------------------------------

     The General Partners are entitled to reimbursement of certain expenses paid on behalf of the Partnership which are incurred in connection with the Partnership's operations.

Class  Action  Settlement
-------------------------

     As part of a class action settlement, beginning January 1996, all fees and distributions paid to the Administrative General Partner and all future fees and distributions paid to the Administrative General Partner will be assigned by an affiliate to an escrow account for the benefit of class members.

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

     (b)     None.

     (c)     Exhibits  required  to  be  filed.

     EXHIBIT  NO.     DESCRIPTION
     ------------     -----------

     4.1 Amended and Restated Agreement of Limited Partnership of PW Preferred Yield Fund II, L.P., dated as of September 10, 1992. Filed as Exhibit
4.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.*

     10.1 Sales Agency Agreement, dated September 15, 1992, among PW Preferred Yield Fund II, L.P., Pembroke Financial Limited Partnership, General Equipment Management II, Inc., AFG Leasing VII Incorporated, American Finance Group and Paine Webber Incorporated. Filed as Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.*

     10.2 Escrow Agreement, dated as of September 17, 1992, among PW Preferred Yield Fund II, L.P., Paine Webber Incorporated and First National Bank of Omaha. Filed as Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.*

     10.3 Reporting Agent Agreement, dated as of September 17, 1992, by and among PW Preferred Yield Fund II, L.P., Paine Webber Incorporated and Service Data Corporation. Filed as Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.*

     11     Partnership's  policy  regarding  requests  for  partner  lists.*

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

Dated:  March  29,  2002

                    PW  Preferred  Yield  Fund  II,  L.P.

                    By: General Equipment Management II, Inc. Administrative General Partner

                    By:     /s/  Stephen  R.  Dyer
                            Stephen  R.  Dyer
                            President  and  Director

                    By:     Pembroke  Financial  Limited  Partnership
                            Managing  General  Partner
                    By:     AFG  Leasing  VII  Incorporated

                    By:     /s/  Gary  D.  Engle
                            Gary  D.  Engle
                            President

                    By:     /s/  Michael  J.  Butterfield
                            Michael  J.  Butterfield
                            Chief  Financial  Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2002.

SIGNATURE     TITLE
---------     -----

/s/  Gary  D.  Engle     Director  of  AFG  Leasing  VII
Gary  D.  Engle     Incorporated,  the  sole  General  Partner  of
     Pembroke  Financial  Limited  Partnership

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