Form 10-Q
period 2002-03-31
PAINEWEBBER PREFERRED YIELD FUND 2 LP
filed 2002-05-15
CIK 880297

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark  One)

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

                  For the quarterly period ended March 31, 2002

                                       OR

[   ]     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

For  the  transition  period  from          to

Commission  file  number  0-22300

                        PW PREFERRED YIELD FUND II, L.P.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                       84-1180783
     (State  of  organization)           (IRS  Employer
                                       Identification  No.)

            88  BROAD  STREET
            BOSTON,  MA                       02110
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

                        PW PREFERRED YIELD FUND II, L.P.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                          QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS


PART  I.     FINANCIAL  INFORMATION                      Page #

     Item  1.     Financial  Statements

          Balance  Sheets  -  March  31,  2002  and  December  31,
          2001     3

          Statements  of  Income  for  the  three  months  ended
          March  31,  2002  and  2001     4

          Statements  of  Partners'  Equity  for  the  three
          months  ended  March  31,  2002  and  2001     5

          Statements  of  Cash  Flows  for  the  three  months
          ended  March  31,  2002  and  2001     6

          Notes  to  Financial  Statements     7-8

     Item  2.     Management's  Discussion  and  Analysis  of  Financial
          Condition  and  Results  of  Operations     8-10

     Item  3.     Quantitative  and  Qualitative  Disclosures  About
          Market  Risk     11
PART  II.     OTHER  INFORMATION

     Item  1.     Legal  Proceedings     12

     Item  2.     Changes  in  Securities  and  Use  of  Proceeds     12

     Item  3.     Defaults  Upon  Senior  Securities     12

     Item  4.     Submission  of  Matters  to  a Vote of Security Holders     12

     Item  5.     Other  Information     12

     Item  6.     Exhibits  and  Reports  on  Form  8-K     12

                  Signatures     13

PART  I.  FINANCIAL  INFORMATION
--------------------------------

ITEM  1.     FINANCIAL  STATEMENTS
             ---------------------

                        PW PREFERRED YIELD FUND II, L.P.
                                 BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001



..                                                                 March 31,
..                                                                   2002       December 31,
..                                                               (undaudited)       2001
                                                                -------------  -------------
ASSETS
Cash and cash equivalents                                       $   2,635,383  $   2,732,176

Rents and other receivables, net of allowance for doubtful
  accounts of $48,000 at March 31, 2002 and December 31, 2001         160,038        156,994
Receivable from general partner                                        89,656        148,300

Equipment at cost, net of accumulated depreciation of
  $11,091,872 and $11,987,625 at March 31, 2002 and
   December 31, 2001, respectively                                  4,531,273      5,035,468
                                                                -------------  -------------
      Total assets                                              $   7,416,350  $   8,072,938
                                                                -------------  -------------

LIABILITIES AND PARTNERS' EQUITY
Accounts payable and accrued liabilities                        $      47,675  $      46,130
Payable to affiliates                                                  95,754        100,122
Deferred rental income                                                127,633        128,451
Distributions payable to partners                                     318,785        318,785
                                                                -------------  -------------
     Total liabilities                                                589,847        593,488
                                                                -------------  -------------

PARTNERS' EQUITY
General Partners                                                      325,952        358,599
Limited Partners:
  Class A (54,027 Units outstanding)                                5,687,227      6,229,989
  Class B                                                             813,324        890,862
                                                                -------------  -------------
     Total partners' equity                                         6,826,503      7,479,450
                                                                -------------  -------------
     Total liabilities and partners' equity                     $   7,416,350  $   8,072,938
                                                                -------------  -------------












    The accompanying notes are an integral part of these consolidated financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                              STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


                                                        2002        2001
                                                      =========  ===========
REVENUES

Lease revenue                                         $718,659   $1,499,106
Loss on sale of equipment                               (5,609)    (515,660)
Interest income                                          7,572       13,014
                                                      ---------  ----------
  Total revenues                                       720,622      996,460
                                                      ---------  ----------

EXPENSES

Depreciation                                           466,086      596,019
Management fees (Note 2)                                24,993       65,624
General and administrative expenses                     14,064       34,262
                                                      ---------  ----------
  Total expenses                                       505,143      695,905
                                                      ---------  ----------

Net income                                            $215,479   $  300,555
                                                      =========  ===========


Net Income Allocated
  General Partners                                      10,774       15,027
  Class A Limited Partners                             200,109      270,828
  Class B Limited Partners                               4,596       14,700
                                                      ---------  ----------

                                                      $215,479   $  300,555
                                                      =========  ===========
Net Income per Weighted Average Number of Units
  of Class A Limited Partner Interest Outstanding     $   3.70   $     5.01
                                                      =========  ===========
Weighted Average Number of Units of Class A Limited
  Partner Interest Outstanding                          54,027       54,027
                                                      =========  ===========





    The accompanying notes are an integral part of these consolidated financial statements.

                         PW PREFERRED YIELD FUND II, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                     General     Class A             Class B
                                     Partners    Limited Partners    Limited Partners    Total
                                     ---------   ------------------  ------------------  -----------
 Balance at January 1, 2002          $ 358,599   $       6,229,989   $         890,862   $7,479,450

 Net income                             10,774             200,109               4,596      215,479
 Distributions declared to partners    (43,421)           (742,871)            (82,134)    (868,426)
                                     ---------   ------------------  ------------------  -----------

 Balance at March 31, 2002           $ 325,952   $       5,687,227   $         813,324   $6,826,503
                                     ---------   ------------------  ------------------  ------------

 Balance at January 1, 2001          $ 468,812   $       8,062,265   $       1,152,615   $9,683,692

 Net income                             15,027             270,828              14,700      300,555
 Distributions declared to partners    (43,421)           (742,871)            (82,134)    (868,426)
                                     ---------   ------------------  ------------------  -----------

 Balance at March 31, 2001           $ 440,418   $       7,590,222   $       1,085,181   $9,115,821
                                     ---------   ------------------  ------------------  -----------










    The accompanying notes are an integral part of these consolidated financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)



                                                          2002          2001
                                                       ===========  ============
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net income                                             $  215,479   $   300,555
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation                                            466,086       596,019
  Loss on sale of equipment                                 5,609       515,660
  Change in assets and liabilities:
  Rents and other receivables                              (3,044)      (21,578)
  Receivable from general partner                          58,644    (1,106,080)
  Accounts payable and accrued liabilities                  1,545        (8,675)
  Payable to affiliates                                    (4,368)       25,263
  Deferred rental income                                     (818)       31,117
                                                       -----------     ---------
    Net cash provided by operating activities             739,133       332,281
                                                       -----------     ---------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES

Proceeds from equipment sales                              32,500       604,994
                                                       -----------     ---------
    Net cash provided by investing activities              32,500       604,994
                                                       -----------     ---------

CASH FLOWS USED IN FINANCING ACTIVITIES

Distributions paid to partners                           (868,426)     (868,426)
                                                       -----------     ---------
    Net cash used in financing activities                (868,426)     (868,426)
                                                       -----------     ---------

Net (decrease) increase in cash and cash equivalents      (96,793)       68,849
Cash and cash equivalents at beginning of period        2,732,176     1,403,646
                                                       -----------     ---------
Cash and cash equivalents at end of period             $2,635,383   $ 1,472,495
                                                       -----------  ------------







    The accompanying notes are an integral part of these consolidated financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (UNAUDITED)

1.     GENERAL

The financial statements presented herein are prepared in conformity with generally accepted accounting principles for interim financial information and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 2001 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 2001 Annual Report.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included.

2.     TRANSACTIONS  WITH  AFFILIATES

                        ACQUISITION AND OPERATING STAGES

Acquisition  Fee:  The  Managing General Partner, or its affiliates, received or
----------------
was entitled to receive a fee equal to (i) 2.25% of the purchase price of equipment purchased with net offering proceeds from the sale of Units, and (ii) 3% of the purchase price of equipment purchased with reinvested Partnership cash flow as compensation for evaluating, selecting, negotiating and consummating the acquisition of the equipment.

Management  Fees:  The General Partners are entitled to receive a monthly fee in
-----------------
an amount equal to 2% of gross rentals for Full Payout Leases, as defined in the Partnership Agreement and 5% of gross rentals for Operating Leases (payable 66.67% to the Managing General Partner and 33.33% to the Administrative General Partner) as compensation for services rendered in connection with the management of the equipment. Management fees of $24,993 and $65,624 were earned by the General Partners during the three months ended March 31, 2002 and 2001, respectively. Effective July 1, 1998, the Managing General Partner agreed to perform certain administrative functions on behalf of the Partnership that previously had been performed by the Administrative General Partner. For these services, the Administrative General Partner pays the Managing General Partner an amount equivalent to the fees otherwise due the Administrative General Partner.

Disposition  Fees:  The  General Partners, or their affiliates, were entitled to
-----------------
receive a subordinated disposition fee in an amount equal to the lesser of (i) 50% of the fee that would be charged by an unaffiliated party, or (ii) 3% of the gross contract price relating to each sale of equipment (payable 50% to the Managing General Partner or its affiliates and 50% to the Administrative General Partner) as compensation for negotiating and consummating sales of equipment. During the fourth quarter of 1998, the Partnership reversed previously accrued subordinated disposition fees and ceased accruing such fees because the General Partners concluded that it was no longer probable that these subordinated disposition fees would be paid.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions that affect the amounts reported in the financial statements. On a regular basis, the Partnership reviews these estimates and assumptions including those related to revenue recognition, asset lives and depreciation and impairment of long-lived assets. These estimates are based on the Partnership's historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Partnership believes, however, that the estimates are reasonable.

The Partnership believes the following critical accounting policies, among others, are subject to significant judgments and estimates used in the preparation of these financial statements:

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

Impairment  of  long-lived  assets:  On a regular basis, the Partnership reviews
-----------------------------------
the net carrying value of equipment to determine whether it can be recovered from undiscounted future cash flows. Adjustments to reduce the net carrying value of equipment are recorded in those instances where estimated net realizable value is considered to be less than net carrying value. Inherent in the Partnership's estimate of net realizable values are assumptions regarding estimated future cash flows. If these assumptions or estimates change in the future, the Partnership could be required to record impairment charges for these assets.

RESULTS  OF  OPERATIONS

     For the three months ended March 31, 2002, the Partnership recognized lease revenue of $718,659 compared to $1,499,106 for the same period in 2001. The decrease in lease revenue is attributable to the early termination of a lease agreement in 2001. In March 2001, a lessee paid $513,479 as part of an agreement to early terminate its lease. In the future, lease revenue is expected to decline as a result of lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

     During the three months ended March 31, 2002, the Partnership sold equipment having a net book value of $38,109 to existing lessees and third parties. These sales resulted in a net loss, for financial statement purposes, of $5,609 compared to a net loss in 2001 of $515,660 on equipment having a net book value of $1,120,654.

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

     Depreciation expense was $446,086 and $596,019 for the three months ended March 31, 2002 and 2001, respectively. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Management fees were approximately 3.5% and 4.4% of lease revenue during the three months ended March 31, 2002 and 2001, respectively. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

     General and administrative expenses consisted primarily of investor reporting expenses, transfer agent fees, audit and tax fees.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Partnership by its nature is a limited life entity. The Partnership's principal operating activities have resulted from asset rental transactions. Cash inflows are used to pay management fees and operating costs. Operating activities generated a net cash inflow of $739,133 and $332,281 during the three months ended March 31, 2002 and 2001, respectively. Future renewal, re-lease and equipment sale activites will cause a decline in the Partnership's lease revenue and corresponding source of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership remarkets its equipment.

     Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statements of Cash Flows. During the three months ended March 31, 2002 and 2001, the Partnership realized equipment sale proceeds of $32,500 and $604,994. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the type of equipment being sold, its condition and age, and future market conditions.

     The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term highly liquid investments. These investments are primarily short-term commercial paper issued by large domestic corporations. At March 31, 2002, the Partnership had approximately $1,828,943 invested in a money market fund that invests in commercial paper and similar instruments.

     Cash and cash equivalents decreased $96,793 from $2,732,176 at December 31, 2001 to $2,635,383 at March 31, 2002. This decrease represents the amount by which cash distributions to partners exceeded cash flow generated by operating activities and equipment sales.

     During the three months ended March 31, 2002, the Partnership declared distributions of cash flow received from operations and sales proceeds in the amount of $868,426. All distributions to the Class A Limited Partners represented an annualized distribution rate of 11% of their contributed capital and all distributions to the Class B Limited Partner represented an annualized distribution rate of 10% of its contributed capital.

     Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. Based upon the amount of net income reported by the Partnership for accounting purposes, approximately 75% of the 11% cash distributions to the Class A Limited Partners for the three months ended March 31, 2002 constituted a return of capital. Additionally, since inception, approximately 68% of the Class A Limited Partner's 11% cash distributions constituted a return of capital. However, the total actual return on capital over a leasing partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

None.

                           PART II. OTHER INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS

     None.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

(a)     None

(b)     None

(c)     None

(d)     None

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

(a)     None

     (b)  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

(a)     None

(b)     None

(c)     None

(d)     None

ITEM  5.  OTHER  INFORMATION

     None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     None

(b) The Partnership did not file any Forms 8-K during the first quarter of the fiscal year ending December 31, 2002.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         PW  Preferred  Yield  Fund  II,  L.P.
                         (Registrant)

                         By: General Equipment Management II, Inc. Administrative General Partner

Date:  May  14,  2002         By:     /s/  Stephen  R.  Dyer
                              Stephen  R.  Dyer
                              President  and  Director