Form 10-K/A
period 2000-12-31
PAINEWEBBER PREFERRED YIELD FUND 2 LP
filed 2002-07-03
CIK 880297

FORM 10-K/A

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

                                EXPLANATORY NOTE


After PW Preferred Yield Fund II, L.P. (the "Partnership" or the "Registrant") filed its Annual Report on Form 10-K for the year ended December 31, 2000 with the United States Securities and Exchange Commission, the Partnership was informed that an officer of the Administrative General Partner, General Equipment Management II, Inc., was charged with conspiracy to distribute a controlled substance on February 25, 2000. On January 14, 2002, the officer pleaded guilty and was convicted. On March 11, 2002, the officer notified the Partnership of the charges and was immediately terminated.

As a result of these events, Item 10 "Directors and Executive Officers of the Registrant" of the 2000 Form 10-K has been amended to include disclosure of the related charges against the officer.


ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The Partnership has no officers and directors. The General Partners jointly manage and control the affairs of the Partnership and have general responsibility and authority in all matters affecting its business. Information concerning the directors and executive officers of the General Partners is as follows:

                     PEMBROKE FINANCIAL LIMITED PARTNERSHIP
                 (A MASSACHUSETTS LIMITED PARTNERSHIP, OF WHICH
            AFG LEASING VII INCORPORATED IS THE SOLE GENERAL PARTNER)


  NAME                                           POSITIONS HELD
----------------------  -----------------------------------------------------------------
Gary D. Engle           President and Chief Executive Officer and member of the Executive
                        Committee of EFG and President and a Director of AFG Leasing VII
                        Incorporated

Geoffrey A. MacDonald   Chairman and a member of the Executive Committee of EFG and a
                        Director of AFG Leasing VII Incorporated

Michael J. Butterfield  Executive Vice President and Chief Operating Officer of
                        EFG and Treasurer and Clerk of AFG Leasing VII Incorporated


     Gary D. Engle, age 52, is President, Chief Executive Officer and a member of the Executive Committee of EFG and President and a Director of AFG Leasing VII Incorporated. Mr. Engle joined EFG in 1990 as Executive Vice President and acquired control of EFG and its subsidiaries in December 1994. Mr. Engle is Vice President and a Director of certain of EFG's subsidiaries and affiliates. Mr. Engle is also Chairman, Chief Executive Officer, and a member of the Board of Directors of Semele Group, Inc. ("Semele"). From 1987 to 1990, Mr. Engle was a principal and co-founder of Cobb Partners Development, Inc., a real estate and mortgage banking company. From 1980 to 1987, Mr. Engle was Senior Vice President and Chief Financial Officer of Arvida Disney Company, a large-scale community development company owned by Walt Disney Company. Prior to 1980, Mr. Engle served in various management consulting and institutional brokerage capacities. Mr. Engle has an MBA from Harvard University and a BS degree from the University of Massachusetts (Amherst).

     Geoffrey A. McDonald, age 52, is a co-founder, member of the Executive Committee and Chairman of EFG. Mr. MacDonald served as co-founder, Director and Senior Vice President of EFG's predecessor corporation from 1980 to 1988. Mr. MacDonald is a Director of AFG Leasing VII Incorporated and President of American Finance Group Securities Corp. Prior to co-founding EFG's predecessor, Mr. MacDonald held various executive and management positions in the leasing and pharmaceutical industries. Mr. MacDonald holds an MBA from Boston College and a BA degree from the University of Massachusetts (Amherst).

     Mr. Butterfield, age 41, is Executive Vice President and Chief Operating Officer of EFG and is Treasurer and Clerk of several of EFG's subsidiaries and affiliates, including AFG Leasing VII Incorporated. Mr. Butterfield joined EFG in June 1992, became Vice President, Finance and Treasurer of EFG and certain of its affiliates in April 1996 and in June 2000, was promoted to Executive Vice President and Chief Operating Officer of EFG. Prior to joining EFG, Mr. Butterfield was an Audit Manager with Ernst & Young LLP, which he joined in 1987. Mr. Butterfield was employed in public accounting and industry positions in New Zealand and London (UK) prior to coming to the United States in 1987. Mr. Butterfield attained his Associate Chartered Accountant (A.C.A.) professional qualification in New Zealand and has completed his CPA requirements in the United States. He holds a Bachelor of Commerce degree from the University of Otago, Dunedin, New Zealand.

                      GENERAL EQUIPMENT MANAGEMENT II, INC.


  NAME                                POSITIONS HELD
-------------------  ------------------------------------------------
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

Dated:  June  21,  2002

                    PW  Preferred  Yield  Fund  II,  L.P.

                    By:     General  Equipment  Management  II,  Inc.
                         Administrative  General  Partner

                         By:     /s/  Stephen  R.  Dyer
                              Stephen  R.  Dyer
                              President  and  Director

                    By:     Pembroke  Financial  Limited  Partnership
                         Managing  General  Partner
                    By:     AFG  Leasing  VII  Incorporated

                         By:     /s/  Gary  D.  Engle
                              Gary  D.  Engle
                              President  and  a  Director

                         By:     /s/  Michael  J.  Butterfield
                              Michael  J.  Butterfield
                              Treasurer  and  Principal Financial and Accounting
Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 21, 2002.


SIGNATURE                                     TITLE
-------------------------  -------------------------------------------
/s/ Gary D. Engle          President and a Director of AFG Leasing VII
Gary D. Engle              Incorporated, the sole General Partner of
                           Pembroke Financial Limited Partnership

/s/ Geoffrey A. MacDonald  Director of AFG Leasing VII
Geoffrey A. MacDonald      Incorporated, the sole General Partner of
                           Pembroke Financial Limited Partnership

/s/ Stephen R. Dyer        President and Director of General
Stephen R. Dyer            Equipment Management II, Inc.

/s/ Clifford B. Wattley    Vice President, Assistant Secretary
Clifford B. Wattley        and Director of General Equipment
                           Management II, Inc.
