Form 10-Q
period 2002-06-30
PAINEWEBBER PREFERRED YIELD FUND 2 LP
filed 2002-08-14
CIK 880297

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

[  ]    TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE  ACT  OF  1934

                  For  the  transition  period  from          to

                       Commission  file  number  0-22300

                        PW PREFERRED YIELD FUND II, L.P.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                         84-1180783
      (State  of  organization)            (IRS  Employer
                                           Identification  No.)

 1050 WALTHAM STREET, SUITE 310, LEXINGTON, MA     02421
     (Address  of  principal                    (Zip  Code)
       executive  offices)


        Registrant's telephone number, including area code (781) 676-0009

                  88  Broad  Street,  Boston,  MA    02110
                  ----------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes  X  No        .

                        PW PREFERRED YIELD FUND II, L.P.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                           QUARTER ENDED JUNE 30, 2002



Table of Contents
PART I.            FINANCIAL INFORMATION                         PAGE

                   Item 1.                Financial Statements

                                          Balance Sheets - June 30, 2002 and December 31,
                                                                                         2001      3

                                          Statements of Income for the six months ended
                                          June 30, 2002 and 2001                                   4

                                          Statements of Income for the three months ended
                                          June 30, 2002 and 2001                                   5

                                          Statements of Partners' Equity for the six
                                          months ended June 30, 2002 and 2001                      6

                                          Statements of Cash Flows for the six months
                                          ended June 30, 2002 and 2001                             7

                                          Notes to Financial Statements                          8-9

                   Item 2.                Management's Discussion and Analysis of Financial
                                          Condition and Results of Operations                   9-12

                   Item 3.                Quantitative and Qualitative Disclosures About
                                          Market Risk                                             12

PART II.           OTHER INFORMATION

                   Item 1.                Legal Proceedings                                       13

                   Item 2.                Changes in Securities and Use of Proceeds               13

                   Item 3.                Defaults Upon Senior Securities                         13

                   Item 4.                Submission of Matters to a Vote of Security Holders     13

                   Item 5.                Other Information                                       13

                   Item 6.                Exhibits and Reports on Form 8-K                     13-14

                   Signatures                                                                     15


PART  I.  FINANCIAL  INFORMATION
--------------------------------

ITEM  1.     FINANCIAL  STATEMENTS
             ---------------------

                        PW PREFERRED YIELD FUND II, L.P.

                                 BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001


                                                               June 30,
                                                                 2002      December 31,
                                                             (unaudited)       2001
                                                             ------------  -------------
ASSETS
Cash and cash equivalents                                    $  2,222,125  $   2,732,176

Rents and other receivables, net of allowance for doubtful
  accounts of $51,500 and $48,000 at June 30, 2002 and
  December 31, 2001                                               223,458        156,994
Receivable from general partner                                   140,351        148,300

Equipment at cost, net of accumulated depreciation of
  $11,028,179 and $11,987,625 at June 30, 2002 and
   December 31, 2001, respectively                              3,992,759      5,035,468
                                                             ------------  -------------
      Total assets                                           $  6,578,693  $   8,072,938
                                                             ============  =============

LIABILITIES AND PARTNERS' EQUITY
Accounts payable and accrued liabilities                     $     17,884  $      46,130
Payable to affiliates                                              94,839        100,122
Deferred rental income                                             35,187        128,451
Distributions payable to partners                                 318,785        318,785
                                                             ------------  -------------
     Total liabilities                                            466,695        593,488
                                                             ------------  -------------

PARTNERS' EQUITY
General Partners                                                  290,226        358,599
Limited Partners:
  Class A (54,027 Units outstanding)                            5,093,295      6,229,989
  Class B                                                         728,477        890,862
                                                             ------------  -------------
     Total partners' equity                                     6,111,998      7,479,450
                                                             ------------  -------------
     Total liabilities and partners' equity                  $  6,578,693  $   8,072,938
                                                             ============  =============


The  accompanying  notes  are  an  integral  part of these financial statements.

                                        5
                        PW PREFERRED YIELD FUND II, L.P.

                              STATEMENTS OF INCOME

                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)




                                                                2002            2001
                                                             --------------------------

REVENUES

Lease revenue                                               $ 1,423,467     $2,390,103
Gain (loss) on sale of equipment                                  1,714       (499,666)
Interest income                                                  14,070         26,964
                                                            -----------     -----------
     Total revenues                                           1,439,251      1,917,401
                                                            -----------     -----------
EXPENSES

Depreciation                                                    945,038      1,167,429
Management fees (Note 2)                                         51,925        100,189
General and administrative expenses                              72,887         60,226
                                                            -----------     -----------
     Total expenses                                           1,069,850      1,327,844
                                                            -----------     -----------
Net income                                                  $   369,401     $  589,557
                                                            ===========     ===========

Net Income Allocated
     General Partners                                            18,470         29,478
     Class A Limited Partners                                   349,048        532,052
     Class B Limited Partner                                      1,883         28,027
                                                            -----------     -----------
                                                            $   369,401     $  589,557
                                                            ===========     ===========
Net Income per Weighted Average Number of Units
     of Class A Limited Partner Interest Outstanding        $      6.46     $     9.85
                                                            ===========     ===========
Weighted Average Number of Units of Class A Limited
     Partner Interest Outstanding                                54,027         54,027
                                                            ===========     ===========










   The accompanying notes are an integral part of these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                              STATEMENTS OF INCOME

                FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)


                                                           2002                 2001
                                                       -------------------------------

REVENUES

Lease revenue                                          $  704,808           $  890,997
Gain on sale of equipment                                   7,323               15,994
Interest income                                             6,498               13,950
                                                       ----------           ----------
     Total revenues                                       718,629           $  920,941
                                                       ----------           ----------
EXPENSES

Depreciation                                              478,952              571,410
Management fees (Note 2)                                   26,932               34,565
General and administrative expenses                        58,823               25,964
                                                       ----------           ----------
     Total expenses                                       564,707              631,939
                                                       ----------           ----------
Net income                                             $  153,922           $  289,002
                                                       ==========           ==========

Net Income (Loss) Allocated
     General Partners                                       7,696               14,451
     Class A Limited Partners                             148,939              261,224
     Class B Limited Partner                              (2,713)               13,327
                                                       ----------           ----------
                                                       $  153,922           $  289,002
                                                       ==========           ==========
Net Income per Weighted Average Number of Units
     of Class A Limited Partner Interest Outstanding   $     2.76           $     4.24
                                                       ==========           ==========
Weighted Average Number of Units of Class A Limited
     Partner Interest Outstanding                          54,027               54,027
                                                       ==========           ==========








   The accompanying notes are an integral part of these financial statements.

                         PW PREFERRED YIELD FUND II, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)






                                                  CLASS A       CLASS B
                                     GENERAL      LIMITED       LIMITED
                                     PARTNERS     PARTNERS      PARTNER      TOTAL
                                    ----------  ------------  -----------  ---------
Balance, January 1, 2002            $ 358,599   $ 6,229,989   $  890,862   $ 7,479,450
Net income                             18,470       349,048        1,883       369,401
Distributions declared to partners    (86,843)   (1,485,742)    (164,268)   (1,736,853)
                                    ----------  ------------  -----------  ------------

Balance, June 30, 2002              $ 290,226   $ 5,093,295   $  728,477   $ 6,111,998
                                    ==========  ============  ===========  ============


Balance, January 1, 2001            $ 468,812   $ 8,062,265   $1,152,615   $ 9,683,692
Net income                             29,478       532,052       28,027       589,557
Distributions declared to partners    (86,843)   (1,485,742)    (164,268)   (1,736,853)
                                    ----------  ------------  -----------  ------------

Balance, June 30, 2001              $ 411,447   $ 7,108,575   $1,016,374   $ 8,536,396
                                    ==========  ============  ===========  ============


   The accompanying notes are an integral part of these financial statements

                        PW PREFERRED YIELD FUND II, L.P.

                            STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)



                                                          2002          2001
                                                      ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                           $   369,401   $   589,557
 Adjustments to reconcile net income to net cash
 from operating activities:
   Depreciation                                           945,038     1,167,429
   (Gain) loss on sale of equipment                        (1,714)      499,666
 Change in assets and liabilities:
   Rents and other receivables                            (69,964)      (31,749)
   Receivable from general partner                          7,949       (54,945)
   Allowance for doubtful accounts                          3,500        15,000
   Accounts payable and accrued liabilities               (28,246)      (24,500)
   Payable to affiliates                                   (5,283)        2,753
   Deferred rental income                                 (93,264)       91,762
                                                      ------------  ------------

   Net cash from operating activities                   1,127,417     2,254,973
                                                      ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from equipment sales                             99,385       638,418
                                                      ------------  ------------

       Net cash from investing activities
                                                           99,385       638,418
                                                      ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions paid to partners                        (1,736,853)   (1,736,853)
                                                      ------------  ------------

       Net cash used in financing activities
                                                       (1,736,853)   (1,736,853)
                                                      ------------  ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS     (510,051)    1,156,538

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        2,732,176     1,403,646
                                                      ------------  ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 2,222,125   $ 2,560,184
                                                      ============  ============











   The accompanying notes are an integral part of these financial statements

                        PW PREFERRED YIELD FUND II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002
                                   (UNAUDITED)
1.     GENERAL

     The financial statements presented herein are prepared in conformity with generally accepted accounting principles for interim financial information and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the financial statements and related footnotes presented in the 2001 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 2001 Annual Report.

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire year.

2.     TRANSACTIONS  WITH  AFFILIATES

Acquisition  Fee:  The  Managing General Partner, or its affiliates, received or
----------------
was  entitled  to  receive  a  fee  equal  to (i) 2.25% of the purchase price of
--
equipment  purchased with net offering proceeds from the sale of Units, and (ii)
--
3% of the purchase price of equipment purchased with reinvested Partnership cash flow as compensation for evaluating, selecting, negotiating and consummating the acquisition of the equipment.

Management  Fees:  The General Partners are entitled to receive a monthly fee in
-----------------
an amount equal to 2% of gross rentals for Full Payout Leases, as defined in the Partnership Agreement and 5% of gross rentals for Operating Leases (payable 66.67% to the Managing General Partner and 33.33% to the Administrative General Partner) as compensation for services rendered in connection with the management of the equipment. Management fees of $26,932 and $51,925 were earned by the General Partners during the three and six months ended June 30, 2002, compared to $34,565 and $100,189 for the three and six months ended June 30, 2001. Effective July 1, 1998, the Managing General Partner agreed to perform certain administrative functions on behalf of the Partnership that previously had been performed by the Administrative General Partner. For these services, the Administrative General Partner pays the Managing General Partner an amount equivalent to the fees otherwise due the Administrative General Partner.

Disposition  Fees:  The  General Partners, or their affiliates, were entitled to
-----------------
receive  a  subordinated disposition fee in an amount equal to the lesser of (i)
--
50% of the fee that would be charged by an unaffiliated party, or (ii) 3% of the gross contract price relating to each sale of equipment (payable 50% to the Managing General Partner or its affiliates and 50% to the Administrative General Partner) as compensation for negotiating and consummating sales of equipment. During the fourth quarter of 1998, the Partnership reversed previously accrued subordinated disposition fees and ceased accruing such fees because the General Partners concluded that it was no longer probable that these subordinated disposition fees would be paid.

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

Impairment  of  long-lived  assets:  On a regular basis, the Partnership reviews
-----------------------------------
the  net  carrying  value  of equipment to determine whether it can be recovered
--
from  undiscounted  future  cash  flows.  Adjustments to reduce the net carrying
--
value  of  equipment  are  recorded  in  those  instances  where  estimated  net
--
realizable  value is considered to be less than net carrying value.  Inherent in
--
the Partnership's estimate of net realizable values are assumptions regarding estimated future cash flows. If these assumptions or estimates change in the future, the Partnership could be required to record impairment charges for these assets.

RESULTS  OF  OPERATIONS

     For the three and six months ended June 30, 2002, the Partnership recognized lease revenue of $704,808 and $1,423,467, respectively, compared to $890,997 and $2,390,103 for the same periods in 2001. The overall decrease in lease revenue from 2001 to 2002 is due principally to the receipt of lease termination proceeds in 2001 from a lessee of the Partnership. In March 2001, the lessee paid $513,479 as part of an agreement to early terminate its lease. Lease revenue also declined due to lease terminations and equipment sales. In the future, lease revenue is expected to continue to decline as a result of primary lease term expirations and the sale of equipment. The Partnership also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

     During the three months ended June 30, 2002, the Partnership sold equipment having a net book value of $59,562 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $7,323 compared to a net gain in 2001 of $15,994 on equipment having a net book value of $17,430.

     During the six months ended June 30, 2002, the Partnership sold equipment having a net book value of $97,671 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $1,714 compared to a net loss in 2001 of $499,666 on equipment having a net book value of $1,138,084.

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

     Depreciation expense for the three and six months ended June 30, 2002 was $478,952 and $945,038, respectively, compared to $571,410 and $1,167,429, for the same periods in 2001. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Management fees were approximately 3.8% and 3.6% of lease revenue during the three and six months ended June 30, 2002, respectively, compared to 3.9% and 4.2% of lease revenue during the three and six months ended June 30, 2001, respectively. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

        General and administrative expenses consisted primarily of investor reporting expenses, transfer agent fees, audit and tax fees.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Partnership by its nature is a limited life entity. The Partnership's principal operating activities have resulted from asset rental transactions. Cash inflows are used to pay management fees and operating costs. Operating activities generated a net cash inflow of $1,127,417 and $2,254,973 during the six months ended June 30, 2002 and 2001, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenue and corresponding source of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership remarkets its equipment.

     Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statements of Cash Flows. During the six months ended June 30, 2002 and 2001, the Partnership realized equipment sale proceeds of $99,385 and $638,418, respectively. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the type of equipment being sold, its condition and age, and future market conditions.

     The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term highly liquid investments. These investments are primarily short-term commercial paper issued by large domestic corporations. At June 30, 2002, the Partnership had $1,635,352 invested in a money market fund that invests in commercial paper and similar instruments.

     Cash and cash equivalents decreased $510,051 from $2,732,176 at December 31, 2001 to $2,222,125 at June 30, 2002. This decrease represents the amount by which cash distributions to partners exceeded cash flow generated by operating activities and equipment sales.

     During the six months ended June 30, 2002, the Partnership declared distributions of cash flow received from operations and sales proceeds in the amount of $1,736,853. All distributions to the Class A Limited Partners represented an annualized distribution rate of 11% of their contributed capital and all distributions to the Class B Limited Partner represented an annualized distribution rate of 10% of its contributed capital.

     Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. Based upon the amount of net income reported by the Partnership for accounting purposes, approximately 75% of the 11% cash distributions to the Class A Limited Partners for the six months ended June 30, 2002 constituted a return of capital. Additionally, since inception, approximately 69% of the Class A Limited Partners' 11% cash distributions constituted a return of capital. However, the total actual return on capital over a leasing partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized.



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

(d)     None

ITEM  5.  OTHER  INFORMATION

     None.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K


(a)  Exhibit  99.1     Certification Pursuant to 18 U.S.C. Section 1350,
    -------------
as  Adopted  Pursuant  to  Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

     Exhibit  99.2     Certification  Pursuant  to 18 U.S.C. Section 1350,
     -------------
as Adopted  Pursuant  to  Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

     Exhibit  99.3     Certification  Pursuant  to 18 U.S.C. Section 1350,
     -------------
 as Adopted  Pursuant  to  Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

     Exhibit  99.4     Certification  Pursuant  to 18 U.S.C. Section 1350,
     -------------
 as Adopted  Pursuant  to  Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

(b) The Partnership did not file any Forms 8-K during the quarter ended June 30, 2002.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August  14,  2002

                         PW  Preferred  Yield  Fund  II,  L.P.
                         (Registrant)

                         By: General Equipment Management II, Inc. Administrative General Partner

                         By:  /s/  Timothy  F.  Kelly
                              Timothy  F.  Kelly
                              Chief  Financial  Officer

                        PW PREFERRED YIELD FUND II, L.P.

EXHIBIT  INDEX



  EXHIBIT  NO.            DESCRIPTION  OF  EXHIBIT                         PAGE
  ------------            ------------------------                         ----


  Exhibit  99.1     Certification  Pursuant  to 18 U.S.C. Section 1350,     17
  -------------     as Adopted  Pursuant  to  Section  906  of  the
                    Sarbanes-Oxley  Act of 2002.


  Exhibit  99.2     Certification  Pursuant  to 18 U.S.C. Section 1350,     18
  -------------     as Adopted  Pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002.


  Exhibit  99.3     Certification  Pursuant  to 18 U.S.C. Section 1350,     19
  -------------     as Adopted  Pursuant  to  Section  906  of  the
                    Sarbanes-Oxley  Act of 2002.


  Exhibit  99.4     Certification  Pursuant  to 18 U.S.C. Section 1350,     20
  -------------     as Adopted  Pursuant  to  Section  906  of  the
                    Sarbanes-Oxley  Act of 2002.