Form 10-Q
period 2002-09-30
PAINEWEBBER PREFERRED YIELD FUND 2 LP
filed 2002-11-14
CIK 880297

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark  One)

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

                For the quarterly period ended September 30, 2002

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

                        PW PREFERRED YIELD FUND II, L.P.
                      QUARTERLY REPORT ON FORM 10-Q FOR THE
                        QUARTER ENDED SEPTEMBER 30, 2002
Table  of  Contents
PART  I.     FINANCIAL  INFORMATION                                PAGE
                                                                   ----

     Item  1.     Financial  Statements

          Balance  Sheets  -  September  30,  2002  and  December  31,
          2001     3

          Statements  of  Income  for  the  nine  months  ended
          September  30,  2002  and  2001     4

          Statements  of  Income  for  the  three  months  ended
          September  30,  2002  and  2001     5

          Statements  of  Partners'  Equity  for  the  nine
          months  ended  September  30,  2002  and  2001     6

          Statements  of  Cash  Flows  for  the  nine  months
          ended  September  30,  2002  and  2001     7

          Notes  to  Financial  Statements     8

     Item  2.     Management's  Discussion  and  Analysis  of  Financial
          Condition  and  Results  of  Operations     9-12

     Item  3.     Quantitative  and  Qualitative  Disclosures  About
          Market  Risk     12

     Item  4.     Controls  &  Procedures     13


PART  II.     OTHER  INFORMATION

     Item  1.     Legal  Proceedings     14

     Item  2.     Changes  in  Securities  and  Use  of  Proceeds     14

     Item  3.     Defaults  Upon  Senior  Securities     14

     Item  4.     Submission  of  Matters  to  a Vote of Security Holders     14

     Item  5.     Other  Information     14

     Item  6.     Exhibits  and  Reports  on  Form  8-K     15

     Signatures  &  Control  Certifications     16-25





PART  I.  FINANCIAL  INFORMATION
--------------------------------

ITEM  1.     FINANCIAL  STATEMENTS
             ---------------------

                        PW PREFERRED YIELD FUND II, L.P.

                                 BALANCE SHEETS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001



..                                                              September 30,
..                                                                  2002        December 31,
..                                                               (unaudited)        2001
                                                              ---------------  -------------
ASSETS
Cash and cash equivalents                                     $     1,770,353  $   2,732,176

Rents and other receivables, net of allowance for doubtful
  accounts of $51,500 and $48,000 at September 30, 2002 and
  December 31, 2001                                                   131,765        156,994
Receivable from general partner                                       193,888        148,300

Equipment at cost, net of accumulated depreciation of
  $11,449,479 and $11,987,625 at September 30, 2002 and
   December 31, 2001, respectively                                  3,571,460      5,035,468
      Total assets                                            $     5,667,466  $   8,072,938

LIABILITIES AND PARTNERS' EQUITY
Accounts payable and accrued liabilities                      $        32,696  $      46,130
Payable to affiliates                                                  84,694        100,122
Deferred rental income                                                 35,187        128,451
Distributions payable to partners                                     318,785        318,785
     Total liabilities                                                471,362        593,488
                                                              ---------------  -------------

PARTNERS' EQUITY
General Partners                                                      244,431        358,599
Limited Partners:
  Class A (54,027 Units outstanding)                                4,331,958      6,229,989
  Class B                                                             619,715        890,862
     Total partners' equity                                         5,196,104      7,479,450
                                                              ---------------  -------------
     Total liabilities and partners' equity                   $     5,667,466  $   8,072,938
                                                              ---------------  -------------





   The accompanying notes are an integral part of these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                              STATEMENTS OF INCOME

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)



                                                         2002         2001
                                                   ------------  ------------


REVENUES

Lease revenue                                         $1,842,366   $3,353,381
Gain (loss) on sale of equipment                           1,714     (443,783)
Interest income                                           19,719       44,455
                                                      ------------  ----------
  Total revenues                                       1,863,799    2,954,053

EXPENSES

Depreciation                                           1,366,337    1,726,494
Management fees to affiliate (Note 2)                     68,612      139,315
General and administrative expenses                      106,916       83,138
                                                      ------------  ----------
  Total expenses                                       1,541,865    1,948,947
                                                      ------------  ----------
Net income                                            $  321,934   $1,005,106
                                                      ------------  ----------

Net (Loss) Income Allocated
  General Partners                                    $   16,096   $   50,254
  Class A Limited Partners                               330,583      898,470
  Class B Limited Partner                                (24,745)      56,382

                                                      $  321,934   $1,005,106
Net Income per Weighted Average Number of Units
  of Class A Limited Partner Interest Outstanding     $     6.12   $    16.63

Weighted Average Number of Units of Class A Limited
  Partner Interest Outstanding                            54,027       54,027





   The accompanying notes are an integral part of these financial statements.

                        PW PREFERRED YIELD FUND II, L.P.

                              STATEMENTS OF INCOME

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                           2002        2001
                                                      ------------  ------------

REVENUES

Lease revenue                                            $418,899   $  963,278
Gain on sale of equipment                                       -       55,883
Interest income                                             5,649       17,491
                                                      ------------  ------------
  Total revenues                                          424,548    1,036,652

EXPENSES

Depreciation                                              421,300      559,065
Management fees to affiliate (Note 2)                      16,687       39,126
General and administrative expenses                        34,028       22,912
                                                      ------------  ------------
  Total expenses                                          472,015      621,103
                                                      ------------  ------------
Net (loss) income                                        $(47,467)  $  415,549
                                                      ------------  ------------

Net (Loss) Income Allocated
  General Partners                                       $ (2,374)  $   20,776
  Class A Limited Partners                                (18,465)     366,418
  Class B Limited Partner                                 (26,628)      28,355

                                                         $(47,467)  $  415,549

Net (Loss) Income per Weighted Average Number of Units
  of Class A Limited Partner Interest Outstanding        $  (0.34)  $     6.78

Weighted Average Number of Units of Class A Limited
  Partner Interest Outstanding                             54,027       54,027








   The accompanying notes are an integral part of these financial statements.

                         PW PREFERRED YIELD FUND II, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)






                                      CLASS A       CLASS B
                                      GENERAL       LIMITED       LIMITED       TOTAL
                                      PARTNERS      PARTNERS      PARTNER
                                    ------------  ------------  -----------  ------------
Balance, January 1, 2002             $ 358,599   $ 6,229,989   $  890,862   $ 7,479,450
Net income (loss)                       16,096       330,583      (24,745)      321,934
Distributions declared to partners    (130,264)   (2,228,614)    (246,402)   (2,605,280)
                                     ----------  ------------  -----------  ------------

Balance, September 30, 2002          $ 244,431   $ 4,331,958   $  619,715   $ 5,196,104
                                     ==========  ============  ===========  ============


Balance, January 1, 2001             $ 468,812   $ 8,062,265   $1,152,615   $ 9,683,692
Net income                              50,254       898,470       56,382     1,005,106
Distributions declared to partners    (130,263)   (2,228,613)    (246,402)   (2,605,278)
                                     ----------  ------------  -----------  ------------

Balance, September 30, 2001          $ 388,803   $ 6,732,122   $  962,595   $ 8,083,520
                                     ==========  ============  ===========  ============










   The accompanying notes are an integral part of these financial statements

                        PW PREFERRED YIELD FUND II, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)



                                                          2002          2001
                                                      ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                           $   321,934   $ 1,005,106
 Adjustments to reconcile net income to net cash
 from operating activities:
   Depreciation                                         1,366,337     1,726,494
   (Gain) loss on sale of equipment                        (1,714)      443,783
              Allowance for doubtful accounts               3,500       (15,000)
 Change in assets and liabilities:
   Rents and other receivables                             21,729        37,250
   Receivable from general partner                        (45,588)      (33,884)
   Accounts payable and accrued liabilities               (13,434)       (6,625)
   Payable to affiliates                                  (15,428)       (2,818)
   Deferred rental income                                 (93,264)       91,761
                                                      ------------  ------------

   Net cash from operating activities                   1,544,072     3,246,067
                                                      ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from equipment sales                             99,385       729,842
                                                      ------------  ------------

       Net cash from investing activities
                                                           99,385       729,842
                                                      ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions paid to General Partners               (130,264)     (130,264)
    Distributions paid to Class A Limited Partners     (2,228,614)   (2,228,614)
    Distributions paid to Class B Limited Partner        (246,402)     (246,400)
                                                      ------------  ------------

       Net cash used in financing activities
                                                       (2,605,280)   (2,605,278)
                                                      ------------  ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS     (961,823)    1,370,631

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        2,732,176     1,403,646
                                                      ------------  ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 1,770,353   $ 2,774,277
                                                      ============  ============











   The accompanying notes are an integral part of these financial statements

                        PW PREFERRED YIELD FUND II, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                   (UNAUDITED)
1.     GENERAL

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

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire year.

2.     TRANSACTIONS  WITH  AFFILIATES

Management  Fees:  The General Partners are entitled to receive a monthly fee in
-----------------
an amount equal to 2% of gross rentals for Full Payout Leases, as defined in the Partnership Agreement, and 5% of gross rentals for Operating Leases (each payable 66.67% to the Managing General Partner and 33.33% to the Administrative General Partner) as compensation for services rendered in connection with the management of the equipment. Management fees of $16,687 and $68,612 were earned by the General Partners during the three and nine months ended September 30, 2002, compared to $39,126 and $139,315 for the three and nine months ended September 30, 2001. Effective July 1, 1998, the Managing General Partner agreed to perform certain administrative functions on behalf of the Partnership that previously had been performed by the Administrative General Partner. For these services, the Administrative General Partner pays the Managing General Partner an amount equivalent to the fees otherwise due the Administrative General Partner.

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

Balance  To/From  Affiliates:  As of September 30, 2002, amounts receivable from
-----------------------------
general partner was $193,888, compared to $148,300 for the period ended December
--
31, 2001. Amounts payable to affiliates, primarily for management fees, as of September 30, 2002 was $84,694, compared to $100,122 as of December 31, 2001.

3.     SUBSEQUENT  EVENT

Subsequent to September 30, 2002, the General Partners received an offer to sell the majority of the Partnership's equipment portfolio from an unaffiliated third party. The purchase price offered for the equipment was $2,500,000. As of the filing date, the General Partners have reviewed the offer and believe that the transaction will be entered into subsequent to the filing date. In addition to this sale, the Partnership also disposed of additional equipment to other unaffiliated third parties for $611,000. An evaluation of the equipment portfolio had been performed subsequent to September 30, 2002. The net book value of the equipment to be disposed of totals approximately $3,328,000, for estimated sales proceeds of approximately $3,111,000. The loss associated with these disposals will be reflected in the Statement of Operations for the period ending December 31st, 2002.

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

Impairment  of  long-lived  assets:  In  accordance  with Statement of Financial
-----------------------------------
Accounting  Standards  No.  144,  "Accounting  for the Impairment or Disposal of
----
Long-Lived Assets" ("SFAS No. 144"), the Partnership evaluates long-lived assets
----
for impairment whenever events or circumstances indicate that the carrying bases of such assets may not be recoverable. Losses for impairment are recognized when the estimated undiscounted cash flows estimated to be realized from a long-lived asset are determined to be less than the carrying basis of the asset. The determination of net realizable value for a given investment requires several considerations, including but not limited to, income expected to be earned from the asset, estimated sales proceeds, and holding costs excluding interest.

Allowance  for  doubtful  accounts:  The  Partnership maintains an allowance for
-----------------------------------
doubtful  accounts  for  estimated  losses  resulting  from the inability of the
---
lessees  to  make the lease payments. These estimates are primarily based on the
---
amount of time that has lapsed since the related payments were due as well as specific knowledge related to the ability of the lessees to make the required payments. If the financial condition of the Partnership's lessees were to deteriorate, additional allowances could be required that would reduce income. Conversely, if the financial condition of the lessees were to improve or if legal remedies to collect past due amounts were successful, the allowance for doubtful accounts may need to be reduced and income would be increased.

RESULTS  OF  OPERATIONS

For the three and nine months ended September 30, 2002, the Partnership recognized lease revenue of $418,899 and $1,842,366, respectively, compared to $963,278 and $3,353,381 for the same periods in 2001. The decrease in lease revenue from 2001 to 2002 is due primarily to the receipt of lease termination proceeds in 2001 from a lessee of the Partnership. In March 2001, a lessee paid $513,479 as part of an agreement to early terminate its lease. Lease revenue also declined due to lease terminations and equipment sales.

During the three months ended September 30, 2002, the Partnership did not sell any equipment. Sales for the same period ended September 30, 2001 resulted in a net gain of $55,883 on equipment having a net book value of $35,541 .

During the nine months ended September 30, 2002, the Partnership sold equipment having a net book value of $97,671 to existing lessees and third parties. These sales resulted in a net gain of $1,714 compared to a net loss in 2001 of $443,783 on equipment having a net book value of $1,173,625.

Depreciation expense for the three and nine months ended September 30, 2002 was $421,300 and $1,366,337, respectively, compared to $559,065 and $1,726,494, for the same periods in 2001. To the extent that an asset is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

Management fees were approximately 4.0% and 3.7% of lease revenue during the three and nine months ended September 30, 2002, respectively, compared to 4.1% and 4.2% of lease revenue during the three and nine months ended September 30, 2001, respectively. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

General and administrative expenses consisted primarily of investor reporting expenses, transfer agent fees, audit and tax fees.

FUTURE  OUTLOOK

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

     Subsequent to September 30, 2002, the General Partners received an offer to sell the majority of the Partnership's equipment portfolio from an unaffiliated third party. The purchase price offered for the equipment was $2,500,000. As of the filing date, the General Partners have reviewed the offer and believe that the transaction will be entered into subsequent to the filing date. In addition to this sale, the Partnership also disposed of additional equipment to other unaffiliated third parties for $611,000. A revaluation of the equipment portfolio had been performed subsequent to September 30, 2002. The net book value of the equipment to be disposed of totals approximately $3,328,000, for estimated sales proceeds of $3,111,000. The loss associated with these disposals will be reflected in the Statement of Operations for the period ending December 31st, 2002.


LIQUIDITY  AND  CAPITAL  RESOURCES

The Partnership by its nature is a limited life entity. The Partnership's principal operating activities have resulted from asset rental transactions. Cash inflows are used to pay management fees and operating costs. Operating activities generated a net cash inflow of $1,544,072 and $3,246,067 during the nine months ended September 30, 2002 and 2001, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Partnership's lease revenue and corresponding source of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Partnership remarkets its equipment.

Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statements of Cash Flows. During the nine months ended September 30, 2002 and 2001, the Partnership realized equipment sale proceeds of $99,385 and $729,842, respectively. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the type of equipment being sold, its condition and age, and future market conditions.

The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term highly liquid investments. These investments are primarily short-term commercial paper issued by large domestic corporations. At September 30, 2002, the Partnership had $1,390,971 invested in a money market fund that invests in commercial paper and similar instruments.

Cash and cash equivalents decreased $961,823 from $2,732,176 at December 31, 2001 to $1,770,353 at September 30, 2002. This decrease represents the amount by which cash distributions to partners exceeded cash flow generated by operating activities and equipment sales for the respective period.

During the nine months ended September 30, 2002, the Partnership declared and paid distributions of cash flow received from operations and sales proceeds in the amount of $2,605,280. All distributions to the Class A Limited Partners represented an annualized distribution rate of 11% of their contributed capital and all distributions to the Class B Limited Partner represented an annualized distribution rate of 10% of its contributed capital.

Distributions may be characterized for tax, accounting and economic purposes as a return of capital, a return on capital or both. The portion of each cash distribution by a partnership, which exceeds its net income for the fiscal period, may be deemed a return of capital. Based upon the amount of net income reported by the Partnership for accounting purposes, approximately 85% of the 11% cash distributions to the Class A Limited Partners for the nine months ended September 30, 2002 constituted a return of capital. Additionally, since inception, approximately 70% of the Class A Limited Partners' 11% cash distributions constituted a return of capital. However, the total actual return on capital over a leasing partnership's life can only be determined at the termination of the Partnership after all residual cash flows (which include proceeds from the re-leasing and sale of equipment after initial lease terms expire) have been realized. The Partnership had declared a dividend payable of $318,785. The Partnership anticipates this dividend will be paid during the fourth quarter ending December 31st, 2002.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

None.

ITEM  4.  CONTROLS  AND  PROCEDURES

Based on their evaluation as of a date within 90 days of the filing of this Form 10-Q, the Presidents and Chief Financial Officers of the General Partners of the Partnership have concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

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

(d)     None

ITEM  5.  OTHER  INFORMATION

     None.













ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)          Exhibit  99.1     Certification Pursuant to 18 U.S.C. Section 1350,
             -------------
as  Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2002.
     Exhibit  99.2     Certification  Pursuant  to  18  U.S.C.  Section 1350, as
     -------------
Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2002.
     Exhibit  99.3     Certification  Pursuant  to  18  U.S.C.  Section 1350, as
     -------------
Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2002.
     Exhibit  99.4     Certification  Pursuant  to  18  U.S.C.  Section 1350, as
     -------------
Adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2002.


(b) The Partnership did not file any Forms 8-K during the quarter ended September 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November  14,  2002

                         PW  Preferred  Yield  Fund  II,  L.P.
                         (Registrant)

                         By:     General  Equipment  Management  II,  Inc.
                              Administrative  General  Partner

                         By:     /s/  Timothy  F.  Kelly
                              Timothy  F.  Kelly
                              Chief  Financial  Officer
                              General  Equipment  Management  II,  Inc.

                             CONTROL CERTIFICATIONS

I,  Timothy  F.  Kelly,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of PW Preferred Yield Fund II, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  14,  2002                              /s/  Timothy  F.  Kelly
                                             Timothy  F.  Kelly
                                             Chief  Financial  Officer
     General  Equipment  Management  II

                             CONTROL CERTIFICATIONS


I,  Stephen  R.  Dyer,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of PW Preferred Yield Fund II, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

f) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

g) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

h) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

i) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

j) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  14,  2002                              /s/  Stephen  R.  Dyer
                                             Stephen  R.  Dyer
                                             President  and  Director
     General  Equipment  Management  II

                             CONTROL CERTIFICATIONS


I,  Gary  D.  Engle,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of PW Preferred Yield Fund II, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

p) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

q) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

r) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

s) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

t) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  14,  2002                              /s/  Gary  D.  Engle
President and Director of AFG Leasing VII Incorporated, the sole General Partner of Pembroke Financial Limited Partnership

                             CONTROL CERTIFICATIONS


I,  Wayne  Engle,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of PW Preferred Yield Fund II, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

z) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

aa) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

bb) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

cc) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

dd) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  14,  2002                              /s/  Wayne  Engle
                                             Vice  President  of AFG Leasing VII
Incorporated, the sole General Partner of Pembroke Financial Limited Partnership

                        PW PREFERRED YIELD FUND II, L.P.

EXHIBIT  INDEX


      EXHIBIT  NO.            DESCRIPTION  OF  EXHIBIT     PAGE
      ------------            ------------------------     ----


Exhibit  99.1     Certification  Pursuant  to 18 U.S.C. Section 1350, as Adopted
-------------
20
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2002.

Exhibit  99.2     Certification  Pursuant  to 18 U.S.C. Section 1350, as Adopted
-------------
21
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2002.

Exhibit  99.3     Certification  Pursuant  to 18 U.S.C. Section 1350, as Adopted
-------------
22
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2002.

Exhibit  99.4     Certification  Pursuant  to 18 U.S.C. Section 1350, as Adopted
-------------
23
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2002.